Form 10-K
period 2017-12-31
CAMBREX CORP
filed 2018-02-08
CIK 820081

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to ________

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant computed by reference to the closing price of the common stock on June 30, 2017 was approximately $1,936,518,532.

As of January 31, 2018, there were 32,846,822 shares outstanding of the registrant's common stock, $.10 par value.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Definitive Proxy Statement for the 2018 Annual Meeting are incorporated by reference into Part III of this Report.

CAMBREX CORPORATION AND SUBSIDIARIES

INDEX TO ANNUAL REPORT ON FORM 10-K

For the Year Ended December 31, 2017

Forward-Looking Statements

This document contains and incorporates by reference forward-looking statements including statements regarding expected performance, including, but not limited to, the Company’s belief that cash flows from operations, along with funds available from the revolving line of credit, will be adequate to meet the operational and debt servicing needs of the Company, as well as other statements relating to expectations with respect to sales, the timing of orders, research and development expenditures, earnings per share, capital expenditures, the outcome of pending litigation (including environmental proceedings and remediation investigations) and related estimates of potential liability, acquisitions, divestitures, collaborations or other expansion opportunities. These statements may be identified by the fact that they use words such as “may,” “will,” “could,” “should,” “would,” “expect,” “anticipate,” “intend,” “estimate,” “believe” or similar expressions. Any forward-looking statements contained herein are based on current plans and expectations and involve risks and uncertainties that could cause actual outcomes and results to differ materially from current expectations. The factors described in Item 1A of Part I of this Annual Report on Form 10-K , captioned “Risk Factors,” or otherwise described in the Company’s filings with the Securities and Exchange Commission, provide examples of such risks and uncertainties that may cause the Company’s actual results to differ materially from the expectations the Company describes in its forward-looking statements, including, but not limited to, customer and product concentration, the Company’s ability to win new customer contracts and renew existing contracts on favorable terms, pharmaceutical outsourcing trends, competitive pricing or product developments, government legislation and regulations (particularly environmental issues), tax rates, interest rates, technology, manufacturing and legal issues, including the outcome of outstanding litigation, changes in foreign exchange rates, uncollectible receivables, the timing of orders, loss on disposition of assets, cancellation or delays in renewal of contracts, lack of suitable raw materials or packaging materials, the Company’s ability to receive regulatory approvals for its products and continued demand in the U.S. for late stage clinical products or the successful outcome of the Company’s investment in new products.

The forward-looking statements are based on the beliefs and assumptions of Company management and the information available to Company management as of the date of this report. The Company cautions investors not to place undue reliance on expectations regarding future results, levels of activity, performance, achievements or other forward-looking statements. The information contained in this Annual Report on Form 10-K is provided by the Company as of the date hereof, and, unless required by law, the Company does not undertake and specifically disclaims any obligation to update these forward-looking statements contained in this Annual Report on Form 10-K as a result of new information, future events or otherwise.

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

New drugs are typically patented. When the patent expires, the drug may be manufactured and marketed in its generic form. Growth in the generic drug market is driven by the continuing stream of drug patents that will expire in the future and favorable market forces that encourage the use of generic pharmaceuticals as a more cost effective alternative to higher-priced branded drugs. In the United States, and many countries in Europe, governments and prescription benefit management companies provide incentives for generic substitution to reduce costs. Cambrex manufactures approximately 70 generic APIs, typically in relatively small quantities for use in niche therapeutics. The Company also continuously maintains a portfolio of APIs in development for eventual commercial sale to generic drug companies upon future patent expiration.

The Company is developing a portfolio of finished dosage form generic drug products and through its partners, filed three Abbreviated New Drug Applications (“ANDAs”) in the U.S. and may make equivalent filings in other countries to market these products. Cambrex will work with formulation development, manufacturing and marketing partners and may fund all or a portion of the expenses necessary to bring these products to market. Given expected development and approval times, the Company does not expect to realize revenues from this initiative until 2019 at the earliest, although this could be sooner if the Company acquires products already being sold commercially.

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

In late 2015, Cambrex management, with Board authority, committed to a plan to sell Zenara. On January 30, 2017, the Company transferred the assets and liabilities of Zenara to the buyer for consideration of approximately $2,800, which was held in escrow until approval by Indian regulatory authorities was obtained several months later. Accordingly, as of January 30, 2017, the Company no longer includes Zenara in its reported results. The immaterial assets and liabilities of Zenara are included in “Prepaid expenses and other current assets” and “Accrued expenses and other current liabilities” on the Company’s balance sheet for 2016. Refer to Note 8 to the Company’s consolidated financial statements for further explanation of the sale of Zenara.

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

The Company’s products and services are sold to a diverse group of several hundred customers, with one customer, Gilead Sciences, Inc., accounting for 35.1%, 36.9% and 34.5% of 2017, 2016, and 2015 consolidated sales, respectively. The Company’s products are sold through a combination of direct sales and independent agents. One API, an antiviral product, represented 32.8%, 31.6% and 32.1% of 2017, 2016 and 2015 consolidated sales, respectively.

The following table shows the destination of gross sales by geographic area:

	2017	2016	2015

Europe	$327,309	$321,525	$280,593
North America	170,490	138,328	127,024
Asia	17,625	17,996	14,024
Other	10,512	13,689	12,215
Total	$525,936	$491,538	$433,856

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

Research and Development

The Company's R&D program is designed to increase the Company's competitiveness by improving its technology and developing processes for the manufacture of new products to meet customer requirements. The goals are to grow our portfolio of generic APIs, establish a portfolio of finished dosage form generic drug products, introduce innovative and proprietary products, improve manufacturing processes to reduce costs, improve quality and increase our capabilities to compete for business requiring significant technical expertise. R&D activities are performed at all of the Company's manufacturing facilities. As of December 31, 2017, 171 employees were at least partially involved in R&D activities worldwide.

The Company spent $16,901, $14,292 and $12,540 in 2017, 2016 and 2015, respectively, on R&D efforts.

Patents and Trademarks

The Company has patent protection covering processes for manufacturing certain products. In addition, the Company also relies on know-how and trade secrets (related to many of its manufacturing processes and techniques not generally known to other companies) for developing and maintaining its market position. The Company currently owns 22 issued patents and has six patent applications pending in the United States and owns over 180 patents and has over 100 patent applications pending in foreign countries covering various technologies. The Company seeks to protect its proprietary technology and prepares new patent applications as it develops new inventions.

The patent right the Company considers most significant to its business is U.S. Patent No. 7,705,184, which relates to methods of manufacturing amphetamines, expires on May 15, 2019.

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

Prevailing legislation tends to hold companies primarily responsible for the proper disposal of its waste even after transfer to third party waste disposal facilities. Other future developments, such as increasingly strict environmental, health and safety laws and regulations, and enforcement policies, could result in substantial costs and liabilities to the Company and could subject the Company's handling, manufacture, use, reuse or disposal of substances or pollutants at its plants to more rigorous scrutiny than at present.

Known environmental matters that may result in liabilities to the Company and the related estimates and accruals are summarized in Note 20 to the Company’s consolidated financial statements.

The Company’s policy is to comply with all legal requirements of applicable environmental, health and safety laws and regulations. The Company believes it is in compliance with such requirements and has adequate professional staff and systems in place to remain in compliance. In some cases, compliance can only be achieved by capital expenditures, and the Company made capital expenditures of $9,872, $6,081 and $2,739 in 2017, 2016 and 2015, respectively, for environmental, health and safety compliance projects. As the environmental proceedings in which the Company is involved progress from the remedial investigation and feasibility study stage to implementation of remedial measures, related capital and other expenditures may increase. The Company considers costs for environmental compliance to be a normal cost of doing business and includes such costs in pricing decisions.

Employees

At December 31, 2017, the Company had 1,228 employees worldwide (759 of whom were from international operations) compared with 1,295 employees at December 31, 2016 and 1,228 at December 31, 2015.

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

(dollars in thousands, except per share data)

Export and International Sales

Export sales from the Company’s domestic operations in 2017, 2016 and 2015 amounted to $195,193, $182,215 and $159,048, respectively. Sales from international operations were $213,041, $220,765 and $196,710 in 2017, 2016 and 2015, respectively. Refer to Note 18 to the Company’s consolidated financial statements.

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

Factors That May Affect Future Results

The following risk factors and other information included in this Annual Report on Form 10-K should be carefully considered, including the cautionary note under the heading “Forward-Looking Statements.” If any of the following risks manifests, the Company’s business, financial condition, operating results and cash flows could be materially and adversely affected. The risks and uncertainties described below are not the only ones the Company faces. Additionally, risks and uncertainties not presently known to the Company or that it currently deems immaterial may also impair its business, financial condition, operating results and cash flows in the future.

Certain of the Company’s customers and suppliers comprise a significant percentage of the Company’s business and the loss of one or more of these customers or suppliers could have a material adverse effect on the Company’s financial position, results of operations and cash flows.

Sales to a relatively small number of customers have historically accounted for a significant percentage of the Company’s business. For example, one customer accounted for 35.1% of 2017 consolidated sales. This customer uses the Company’s largest product for an anti-viral drug that has experienced decreasing sales and, accordingly, the Company expects sales of this product to the customer to trend downwards significantly over the next few years. Decreased sales to this customer, or any other significant customer, or any future contract renegotiations with this customer or any other significant customer in an attempt to acquire terms more favorable to them, could have a material adverse effect on the Company’s financial position, results of operations and cash flows. For certain large customers and products, the Company invests significant resources to increase production capacity. If we fail to contract for new projects as existing projects approach completion, we will experience excess production capacity, which could have a material adverse effect on profit margins.

(dollars in thousands, except per share data)

Attempts by the Company’s customers to reduce costs could have a material adverse effect on the Company’s financial position, results of operations and cash flows.

The Company’s customers routinely attempt to reduce costs, including the costs of the Company’s products, as a result of various market dynamics specifically affecting the pharmaceuticals industry. Moreover, pricing for pharmaceutical products has come under scrutiny by governments, legislative bodies and enforcement agencies. Such pricing pressures, if passed on to the Company, could have a material adverse effect on the Company’s financial position, results of operations and cash flows.

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

The Company primarily supplies its products and services worldwide to innovator and generic pharmaceutical companies. As a result, the success of the Company depends, in part, on the demand for such pharmaceutical companies’ finished drug product. Any decrease in the number of such companies’ clinical-phase projects could result in a decrease in the number and size of the Company’s supply contracts and have an adverse effect on its financial condition and results of operations. The Company’s success also depends on the continued reliance by such pharmaceutical companies on third-party manufacturers for APIs and intermediates used in their drug products. To the extent the Company’s customers, particularly large pharmaceutical companies with established manufacturing expertise, shift to direct manufacturing for certain APIs and intermediates used in their drug products, the Company’s sales could be materially and adversely affected.

The Company’s failure to obtain new customer contracts or renew existing contracts may adversely affect its business.

The Company seeks to continually renew existing customer contracts and win new contracts, which subjects the Company to potentially significant pricing pressures. While the Company’s preferred practice is to renegotiate new or extended agreements prior to expiration, in the event the Company is unable to replace these contracts timely or at all, or is forced to accept terms, including pricing terms, less favorable to the Company, the Company’s business, results of operations and financial condition could be materially and adversely affected.  In addition, certain of the Company’s long-term contracts may be cancelled or delayed by customers for any reason upon notice.  Multiple cancellations of significant contracts could have a material adverse effect on the Company’s business.

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

The Company’s business is subject to the risk of litigation by employees, customers, consumers, suppliers, stockholders or others through private actions, class actions, administrative proceedings, regulatory actions or other litigation. The outcome of litigation, particularly class action lawsuits and regulatory actions, is difficult to assess or quantify. Plaintiffs in these types of lawsuits may seek recovery of very large or indeterminate amounts, and the magnitude of the potential loss relating to such lawsuits may remain unknown for substantial periods of time. Complex or extended litigation could cause the Company to incur large expenditures and distract its management. The cost to defend current and future litigation may be significant. There may also be adverse publicity associated with litigation that could decrease customer acceptance of the Company’s products, regardless of whether the allegations are valid or whether the Company is ultimately found liable. Disputes from time to time with such companies or individuals are not uncommon, and the Company cannot provide assurance that it will always be able to resolve such disputes on terms favorable to the Company. As a result, litigation may adversely affect its business, financial condition and results of operations. In addition, certain contracts with the Company’s suppliers and customers contain provisions whereby the Company indemnifies, subject to certain limitations, its counterparty for damages suffered as a result of claims related to use of the Company’s products or facilities and other matters. Claims made under these provisions could be expensive to litigate and could result in significant payments.

Refer to Note 20 to the Company’s consolidated financial statements for a discussion of the Company’s environmental and legal matters.

Incidents related to hazardous materials could adversely affect the Company.

Portions of the Company’s operations require the controlled use of hazardous materials. Although the Company designs and implements safety procedures to comply with the standards prescribed by federal, state, and local regulations, the risk of accidental contamination of property, or injury to individuals caused by these materials, cannot be completely eliminated. In the event of accidental contamination of property or injury to individuals caused by these materials, the Company could be liable for damages and/or be forced to shut down its operations, which could have a material adverse effect on its business and results of operations.

The Company generates waste that must be transported to approved storage, treatment and disposal facilities. The transportation and disposal of such waste are required to meet applicable state and federal statutes and regulations. The handling of such waste potentially exposes the Company to environmental liability if, in the future, it is determined that the violation of statutes or regulations occurred. For example, the Company is currently a party to several environmental proceedings and remediation activities and, along with other companies, has been named a potentially responsible party (“PRP”) for certain waste disposal sites. Despite its efforts to comply with applicable environmental laws, the Company may face significant remediation liabilities and additional legal proceedings concerning environmental matters, which could have a material adverse effect on the Company’s business.

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

(dollars in thousands, except per share data)

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

The Company manufactures products intended for use by the public. These activities could expose the Company to risk of liability for personal injury or death to persons using such products. The Company seeks to reduce its potential liability through measures such as contractual indemnification provisions with customers (the scope of which may vary by customer, and the performances of which are not secured) and insurance maintained by the customer and its customers. The Company could be materially adversely affected if it were required to pay damages or incur defense costs in connection with a claim that is outside the scope of the indemnification agreements, if the indemnity, although applicable, is not performed in accordance with its terms or if the Company’s liability exceeds the amount of applicable insurance or indemnity. In addition, the Company could be held liable for errors and omissions in connection with the services it performs. The Company currently maintains product liability and errors and omissions insurance with respect to these risks. There can be no assurance, however, that the Company’s insurance coverage will be adequate or that insurance coverage will continue to be available on terms acceptable to the Company.

The Company also indemnifies its officers and directors for certain events or occurrences while the officer or director is serving at the Company’s request in such capacity. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. Although the Company has a director and officer insurance policy that covers a portion of any potential exposure, the Company could be materially and adversely affected if it were required to pay damages or incur legal costs in connection with a claim above such insurance limits.

Any claims beyond the Company’s insurance coverage limits, or that are otherwise not covered by the Company’s insurance, may result in substantial costs and a reduction in its available capital resources.

The Company maintains property insurance, employer’s liability insurance, product liability insurance, general liability insurance, business interruption insurance, and directors and officers’ liability insurance, among others. Although the Company maintains what it believes to be adequate insurance coverage, potential claims may exceed the amount of insurance coverage or may be excluded under the terms of the policy, which could cause an adverse effect on the Company’s business, financial condition and results from operations. Generally, the Company would be at risk for the loss of inventory that is not within customer specifications. These amounts could be significant. In addition, in the future the Company may not be able to obtain adequate insurance coverage or the Company may be required to pay higher premiums and accept higher deductibles in order to secure adequate insurance coverage.

(dollars in thousands, except per share data)

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

The U.S. and global capital markets have experienced periods of disruption during which general economic conditions have deteriorated with adverse consequences for the broader financial and credit markets and during which the availability of debt and equity capital for the market as a whole was reduced significantly. Any future reduction in the availability of debt or equity capital could adversely affect the ability of the Company’s customers to obtain financing for product development and could result in a decrease in, or cancellation of, orders for the Company’s products as well as impact the ability of the Company’s customers to make payments. While the Company believes that cash flows from operations and funds available under its revolving credit facility will be adequate to meet the operational and debt servicing needs of the Company for the foreseeable future, such disruptions could impact the Company’s cash flows and the availability of funds under its revolving credit facility, if, for instance, one or more of the participant banks were to fail, in which case the Company’s business may be materially and adversely affected.

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

(dollars in thousands, except per share data)

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

The Company has significant funds held in bank deposits, money market funds and other accounts at certain financial institutions.  A significant portion of the funds held in these accounts exceed insurable limits.  In the normal course of business, the Company maintains cash balances with European Union banks up to the equivalent of $10,000 and significantly larger balances in U.S. banks. The Company routinely monitors the risks associated with these institutions and diversifies its exposure by maintaining balances with multiple financial institutions. If any of the financial institutions where the Company has deposited funds were to fail, the Company may lose some or all of its deposited funds. Such a loss could have a material adverse effect on the Company’s liquidity, business, financial condition, results of operations and cash flows.

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

(dollars in thousands, except per share data)

There are a number of significant risks arising from the Company’s international operations, including:

●	the possibility that nations or groups could boycott its products;

●	inflation, foreign currency exchange rates and the impact of shifts in the U.S. and local economies on those rates;

●	general economic decline or political unrest in the markets in which it operates;

●

effects from the voter-approved exit of the United Kingdom from the European Union (commonly referred to as “Brexit”), including any resulting deterioration in economic conditions, volatility in currency exchange rates or adverse regulatory changes;

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

As a result of the Company’s substantial international operations, a significant portion of the Company’s business is conducted in currencies other than the U.S. dollar, which is its reporting currency. The Company recognizes foreign currency gains or losses arising from its operations in the period incurred. As a result, currency fluctuations between the U.S. dollar and the currencies in which the Company does business, primarily the euro and the Swedish krona, have caused, and will continue to cause, foreign currency gains and losses. The Company cannot predict the effects of exchange rate fluctuations upon its future operating results because of the number of currencies involved, the variability of currency exposures, and the potential volatility of currency exchange rates. The Company periodically purchases foreign exchange contracts to mitigate the impact of this volatility on its operations, but its strategies are short-term in nature and may not adequately protect its operating results from the full effects of exchange rate fluctuations.

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

The Company utilizes information technology networks and systems to process, transmit, and store electronic information. In particular, the Company depends on information technology infrastructure to effectively manage its business data, supply chain, logistics, accounting, and other business processes and electronic communications between employees, customers and suppliers. Ineffective allocation and management of the resources necessary to build and sustain an appropriate technology infrastructure could adversely affect the Company’s business. In addition, security breaches or system failures of this infrastructure can create system disruptions, shutdowns, or unauthorized access to confidential information. Inability to prevent such breaches or failures could disrupt the Company’s operations or cause financial damage or loss because of lost or misappropriated information.

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

As a matter of course, the Company is audited by federal, state, and foreign tax authorities. From time to time, these audits result in proposed assessments. In recent years, the Company utilized significant tax attributes such as domestic federal foreign tax credits to reduce U.S. cash taxes. While the Company believes that it has adequately provided for any taxes related to these items, and taxes related to all other aspects of its business, any such assessments or future settlements may be materially different than it has provided. Refer to Note 10 of the Company’s consolidated financial statements for a discussion of the Company’s income taxes.

The Company has deferred tax assets that it may not be able to use under certain circumstances.

If the Company is unable to generate future taxable income of sufficient amounts and type in certain jurisdictions, or if there is a significant change in tax rates or the time period within which taxable income is recognized, the Company could be required to increase its valuation allowances against its deferred tax assets resulting in an increase in its recorded tax expense and a potential adverse impact on future results. In December 2017 the U.S. enacted tax reform legislation informally known as the Tax Cuts and Jobs Act (“TCJA”) that reduced the U.S. federal corporate income tax rate to 21% from 35% effective January 1, 2018. As a result, the Company revalued its domestic federal deferred tax balances and recorded a non-cash charge of $1,611 for the fourth quarter of 2017. After giving effect to such charge, the Company has domestic federal net deferred tax assets of approximately $2,262 which are recorded at the U.S. tax rate of 21%. Future changes in corporate income tax rates could require the Company to revalue its deferred tax balances, potentially resulting in significant non-cash charges.

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

The continuing increase in expenditures for healthcare has been the subject of considerable government attention almost everywhere the Company does business. For example, in March 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010, or together, the Affordable Care Act, was passed in the United States, which substantially changed the way healthcare is financed by both governmental and private insurers, significantly impacting the U.S. pharmaceutical industry. There have been judicial and congressional challenges to certain aspects of the Affordable Care Act, and the Company expects there will be additional challenges and amendments in the future. For example, the U.S. Congress has recently considered legislation that would repeal or repeal and replace all or part of the Affordable Care Act, and the so-called “individual mandate” was repealed as part of tax reform legislation adopted in December 2017. The potential repeal or repeal and replacement of the Affordable Care Act could have a material adverse effect on the Company’s industry generally and on the Company’s ability to maintain or increase sales. In addition, there has been heightened public scrutiny in the United States recently over the manner in which drug manufacturers set prices for their marketed products. Such cost containment measures in the United States, or similar measures in the other countries in which the Company does business, could result in more rigorous coverage criteria and lower reimbursement, placing additional downward pressure on the prices that the Company receives for its products and adversely affecting the Company’s ability to sell its products.

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

(dollars in thousands, except per share data)

Item 1B     Unresolved Staff Comments.

None.

Item 2      Properties.

Set forth below is information relating to manufacturing facilities owned by the Company as of December 31, 2017:

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

The Company’s common stock, $0.10 par value, is listed on the NYSE under the symbol CBM. The following table sets forth the closing high and low sales price of the common stock as reported on the NYSE:

2017	High	Low

First Quarter	$58.25	$49.75
Second Quarter	60.90	51.40
Third Quarter	61.95	49.85
Fourth Quarter	56.30	42.65

2016	High	Low

First Quarter	$44.57	$31.12
Second Quarter	52.90	42.55
Third Quarter	58.85	42.83
Fourth Quarter	54.85	38.85

As of January 25, 2018, there were approximately 33,717 beneficial holders of the outstanding common stock of the Company.

The Company does not anticipate paying cash dividends in the foreseeable future. There were no cash dividends paid on our common stock during the past three fiscal years.

2017 Equity Compensation Table

The following table provides information as of December 31, 2017 with respect to shares of common stock that may be issued under the Company’s existing equity compensation plans.

	Column (a)	Column (b)	Column (c)

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining for future issuance under equity compensation plans (excluding securities reflected in column (a))

Equity compensation plans approved by security holders	1,484,914	$32.53	920,308

(dollars in thousands, except per share data)

Comparison of Five-Year Cumulative Total Returns

The comparative stock performance graph below compares the five-year cumulative total stockholder return (assuming reinvestment of dividends, if any) from investing $100 on December 31, 2012, to the close of the last trading day of 2017, in each of (i) Cambrex common stock, (ii) the S&P 500 Index and (iii) an index of the Company’s peer group. The stock price performance reflected in the graph below is not necessarily indicative of future price performance.

Comparison of Cumulative Five Year Total Return
$500
$400
$300
$200
$100
$0
2012
2013
2014
2015
2016
2017
Cambrex Corporation
S&P 500 Index
Peer Group

The Company’s commercial activities are focused on manufacturing and marketing to customers concentrated in the Life Sciences Industry (including pharmaceutical chemicals and intermediates). Although the Company’s products are diverse, the Company believes that an index of its peer group based on its GICS code is a reasonable comparison group for the commercial activities on which it currently focuses. The peer group is for S&P GICS code 352030, Life Sciences Tools & Services, and is comprised of 44 companies as of December 31, 2017.

(dollars in thousands, except per share data)

Item 6      Selected Financial Data.

The following selected consolidated financial data of the Company for each of the five years in the period through December 31, 2017 are derived from the audited financial statements. The consolidated financial statements of the Company as of December 31, 2017 and 2016 and for each of the years in the three year period ended December 31, 2017 and the reports of the independent registered public accounting firm are included elsewhere in this annual report. The data presented below should be read in conjunction with the financial statements of the Company, the notes to the financial statements and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere.

	Years Ended December 31,
	2017(1)	2016(2)	2015(3)	2014(4)	2013(5)
INCOME DATA:
Gross sales	$525,936	$491,538	$433,856	$374,150	$317,212
Net revenues	534,456	490,644	433,326	374,613	318,176
Gross profit	230,087	204,225	176,965	123,798	102,904
Selling, general and administrative expenses	70,468	60,422	57,867	52,489	47,568
Research and development expenses	16,901	14,292	12,540	13,075	10,387
Restructuring expenses	-	1,158	15,573	-	-
Loss on voluntary pension settlement	-	-	-	7,170	-
Gain on sale of asset	-	-	-	(1,234)	(4,680)
Operating profit	142,718	128,353	90,985	52,298	49,629
Interest expense, net	1,253	717	1,699	2,174	2,242
Equity in losses of partially-owned affiliates	-	-	-	4,623	2,262
Other (income)/expense, net	(360)	97	(279)	(5)	118
Income before income taxes	141,825	127,539	89,565	45,506	45,007
Provision/(benefit) for income taxes	38,061	40,214	32,389	(12,627)	14,732
Income from continuing operations	103,764	87,325	57,176	58,133	30,275
(Loss)/income from discontinued operations, net of tax	(1,314)	(5,647)	41	(830)	(4,360)
Net income	102,450	81,678	57,217	57,303	25,915

EARNINGS PER SHARE DATA:
Earnings/(loss) per common share (basic):
Income from continuing operations	$3.18	$2.72	$1.82	$1.89	$1.00
(Loss)/income from discontinued operations, net of tax	$(0.04)	$(0.17)	$0.00	$(0.03)	$(0.14)
Net income	$3.14	$2.55	$1.82	$1.86	$0.86
Earnings/(loss) per common share (diluted):
Income from continuing operations	$3.10	$2.65	$1.76	$1.84	$0.98
(Loss)/income from discontinued operations, net of tax	$(0.04)	$(0.17)	$0.00	$(0.03)	$(0.14)
Net income	$3.06	$2.48	$1.76	$1.81	$0.84
Weighted average shares outstanding (in thousands):
Basic	32,662	32,086	31,420	30,763	30,150
Diluted	33,486	32,969	32,555	31,643	30,901

BALANCE SHEET DATA: (at end of period)
Working capital	$339,537	$227,193	$129,477	$125,172	$102,513
Total assets	740,565	611,865	505,539	486,587	458,037
Long-term debt	-	-	-	60,000	79,250
Total stockholders' equity	544,864	405,427	310,835	251,226	210,220

(dollars in thousands, except per share data)

(1)

Income from continuing operations includes a tax benefit of $5,236 as a result of applying Accounting Standards Update (“ASU”) 2016-09 and tax expense of $117 as a result of the changes in enacted tax rates in the U.S. and the toll charge. Loss from discontinued operations includes pre-tax expense of $2,020, reduced by a tax benefit of $706, for environmental remediation related to sites of divested businesses.

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

(4)

Income from continuing operations includes a pre-tax gain on the sale of land of $1,234 reduced for tax expense of $387, a charge of $7,170 related to a voluntary lump sum pension settlement, a loss of $4,122 related to the purchase of the remaining shares in Zenara, a benefit of $26,902 for the release of a valuation allowance and a benefit of $3,948 for the settlement of tax disputes. Loss from discontinued operations includes pre-tax expense of $1,277, reduced by a tax benefit of $447, for environmental remediation related to sites of divested businesses.

(5)	Income from continuing operations includes a pre-tax gain on the sale of an office building of $4,680 reduced for tax expense of $1,470, and a tax benefit related to changes in tax laws of $1,155. Loss from discontinued operations includes pre-tax expense of $6,708, reduced by a tax benefit of $2,348, for environmental remediation related to sites of divested businesses.

Item 7      Management's Discussion and Analysis of Financial Condition and Results of Operations.

Executive Overview

The Company’s business primarily consists of four manufacturing facilities. These facilities mainly manufacture APIs, pharmaceutical intermediates and, to a lesser extent, other fine chemicals.

The following significant events, which are explained in detail on the following pages, occurred during 2017:

●	Net Revenue increased 8.9% to $534,456 from $490,644 in 2016. Foreign currency exchange favorable impacted revenue by 0.2%.

●	Operating profit increased 11.2% to $142,718 from $128,353 in 2016.

●	The 2017 net cash balance was $183,284, an improvement of $109,143, compared to $74,141 in 2016.

●	As a result of applying ASU 2016-09, a tax benefit of $5,236 was recorded, which lowered the effective tax rate by 3.7%.

●	Tax expense of $117 was recorded due to the U.S. enactment of TCJA tax reform legislation.

Gross sales in 2017 of $525,936 were $34,398 or 7.0% higher than 2016. Foreign currency exchange favorably impacted gross sales by 0.3%. The increase is a result of higher volumes (8.5%) partially offset by lower pricing (1.8%). The volume increase was primarily due to higher sales of branded APIs and clinical phase products, controlled substances, and generic APIs. The price decline was due to a combination of contractual agreements and negotiated market based price adjustments for certain products. The acquisition of CHP contributed approximately $18,000 to gross sales while the disposition of Zenara reduced gross sales by $4,065.

(dollars in thousands, except per share data)

Gross margins increased to 43.1% in 2017 compared to 41.6% in 2016. Foreign currency unfavorably impacted margins by 0.2%. Margins were positively impacted by operating leverage from higher production volumes, manufacturing plant efficiencies, a take-or-pay payment of approximately $6,200 and higher royalties partially offset by lower pricing.

The Company reported income from continuing operations of $103,764, or $3.10 per diluted share in 2017, compared to $87,325 or $2.65 per diluted share in 2016.

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

Income Taxes

The Company applies the asset and liability method to accounting for income taxes. Deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial statement carrying amounts and tax bases of assets and liabilities, and net operating loss (“NOL”) and tax credit carryovers, on a taxing jurisdiction basis using enacted tax rates in effect for the year in which the differences are expected to reverse or the NOLs or tax credit carryforwards are expected to be realized. The recoverability of deferred tax assets is dependent upon the Company’s assessment that it is more likely than not, considering both positive and negative evidence, that sufficient future taxable income of the appropriate type and in the appropriate taxable years will be generated in the relevant tax jurisdictions to utilize the deferred tax assets. This assessment takes into account the nature, frequency, and severity of any financial reporting losses, sources of future taxable income, and available prudent and feasible tax planning strategies. If, based on the weight of available evidence, it is more likely than not that the deferred tax assets will not be realized, the Company records a valuation allowance against all or a portion of the deferred tax assets to adjust the balance to the amount considered more likely than not to be realized.

The Company has provided a valuation allowance against state NOLs, state tax credits, state deferred tax assets, and foreign NOLs. It is possible that changes in the assessment could result in the release of valuation allowance attributable to these items in the future, or the establishment of a valuation allowance against certain deferred tax assets for which the Company has no current reserves. The Company’s accounting for deferred taxes represents management’s best estimate of those future events. Changes in current estimates, due to unanticipated events, could have a material impact on the Company’s financial condition and results of operations.

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

TCJA tax reform legislation enacted on December 22, 2017 resulted in significant changes to the Company’s 2017 income tax provision, including recording a one-time toll charge on undistributed foreign earnings and revaluing domestic federal deferred tax balances, and will materially impact the Company’s tax provision in future years due to the reduction in the U.S. corporate income tax rate to 21%, a transition to a modified territorial tax system whereby future repatriations of foreign earnings will generally be exempt from U.S. tax, and changes to the deductibility or tax treatment of certain items, among other things. The Company recorded the effect of the toll charge on a provisional basis as it does not have all the necessary information prepared and analyzed.

(dollars in thousands, except per share data)

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

Results of Operations

2017 Compared to 2016

Gross sales in 2017 of $525,936 were $34,398 or 7.0% higher than 2016. Foreign currency exchange favorably impacted gross sales by 0.3%. The increase is a result of higher volumes (8.5%) partially offset by lower pricing (1.8%). The volume increase was primarily due to higher sales of branded APIs and clinical phase products, controlled substances, and generic APIs. The price decline was due to a combination of contractual agreements and negotiated market based price adjustments for certain products. The acquisition of CHP contributed approximately $18,000 to gross sales while the disposition of Zenara reduced gross sales by $4,065.

Net revenue in 2017 of $534,456 was $43,812 or 8.9% higher than 2016. Excluding a 0.2% favorable impact from foreign currency compared to 2016, net revenue increased 8.7%. The increase was a result of higher volumes as described above, a take-or-pay payment of approximately $6,200 and royalties of $1,000 recorded as “Other revenue, net” in the Company’s income statement.

The Company’s products and services are sold to a diverse group of several hundred customers, with one customer accounting for 35.1% and 36.9% of 2017 and 2016 consolidated sales, respectively. The Company’s products are sold through a combination of direct sales and independent agents. One API, an antiviral product, represented 32.8% and 31.6% of 2017 and 2016 consolidated sales, respectively.

Gross profit in 2017 was $230,087 compared to $204,225 in 2016. Gross margins increased to 43.1% in 2017 compared to 41.6% in 2016. The 2017 gross margins included a 0.2% unfavorable impact from foreign currency versus 2016. Margins were positively impacted by higher production volumes that drove plant efficiencies, a take-or-pay payment and higher royalties partially offset by lower pricing.

(dollars in thousands, except per share data)

Selling, general and administrative (“SG&A”) expenses were $70,468, or 13.2% of net revenue in 2017, compared to $60,422, or 12.3%, in 2016. The increase in administrative expenses is mainly due to the addition of CHP (approximately $2,200), higher medical costs (approximately $2,000), consulting costs associated with an operational excellence initiative (approximately $1,400), M&A costs (approximately $1,000) and higher sales and marketing expenses (approximately $1,000).

Research and development (“R&D”) expenses were $16,901, or 3.2% of net revenue in 2017, compared to $14,292, or 2.9%, of net revenue in 2016. The increase is primarily due to higher costs to develop generic drug products (approximately $1,100) and higher personnel expenses (approximately $1,000).

Restructuring expenses relate to the decision to sell Zenara, which was classified as held for sale at December 31, 2015. Charges include the write off of goodwill and an amortizable intangible asset as well as adjusting Zenara’s assets and liabilities to reflect fair value. These charges totaled $1,158 in 2016, the majority of which are non-cash expenses. See Note 8 to the Company’s consolidated financial statements for an explanation of the sale of Zenara.

Operating profit was $142,718 in 2017 compared to $128,353 in 2016. The increase in operating profit is primarily due to higher gross profit and lower restructuring expenses partially offset by higher operating expenses.

Net interest expense was $1,253 in 2017 compared to $717 in 2016. Higher interest expense was the result of higher amortization of debt issuance costs, higher commitment fees related to the new credit facility entered into during the second quarter of 2016 and lower capitalized interest as a result of the completion of several large projects in 2016. These increases were partially offset by higher interest income generated from higher cash balances. The Company did not have any debt outstanding as of December 31, 2017 and 2016.

Tax expense was $38,061 in 2017, resulting in an effective tax rate of 26.8%, compared to $40,214 and 31.5% in 2016. Tax expense in 2017 was favorably impacted by $5,236 as a result of applying ASU 2016-09, which requires recognition immediately in the tax provision of certain effects of share-based payments that were possibly deferred under the previous guidance. As a result of TCJA, tax expense in 2017 was also increased by $2,105 for the toll charge on the deemed repatriation of foreign earnings, increased $1,611 for the revaluation of domestic federal deferred tax balances, and decreased $3,599 to write off the deferred tax liability that the Company had previously provided on certain undistributed foreign earnings. Excluding the effects of applying the new share-based payment standard and TCJA, the effective tax rate for 2017 was 30.5%.

Income from continuing operations in 2017 was $103,764 or $3.10 per diluted share, versus $87,325, or $2.65 per diluted share in 2016.

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

(dollars in thousands, except per share data)

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

R&D expenses were $14,292, or 2.9% of gross sales in 2016, compared to $12,540, or 2.9%, of gross sales in 2015. The increase is primarily due to higher personnel expenses (approximately $2,000).

Restructuring expenses relate to the decision to sell Zenara, which was classified as held for sale at December 31, 2015. Charges include the write off of goodwill and an amortizable intangible asset as well as adjusting Zenara’s assets and liabilities to reflect fair value. These charges totaled $1,158 in 2016 and $15,573 in 2015, the majority of which are non-cash expenses. See Note 8 to the Company’s consolidated financial statements for an explanation of the sale of Zenara.

Operating profit was $128,353 in 2016 compared to $90,985 in 2015. The increase in operating profit is primarily due to higher gross profit and lower restructuring expenses partially offset by higher operating expenses.

Net interest expense was $717 in 2016 compared to $1,699 in 2015. The decrease in net interest expense is the result of paying off the Company’s debt in early 2016. The average interest rate on debt was 1.9% in 2016 versus 2.3% in 2015.

Tax expense was $40,214 in 2016, resulting in an effective tax rate of 31.5%, compared to $32,389 and 36.2% in 2015. Excluding the effects of the Zenara restructuring charges of $15,573 and the related tax benefit of $1,464, the effective tax rate was 32.2% in 2015.

Income from continuing operations in 2016 was $87,325 or $2.65 per diluted share, versus $57,176, or $1.76 per diluted share in 2015.

Liquidity and Capital Resources

During 2017, cash flows from operations provided $149,015, compared to $133,556 in the same period a year ago. The increase in cash flows from operations in 2017 compared to 2016 was largely due to higher net income after adjusting for non-cash items as well as lower accounts receivable partially offset by increased accounts payable payments.

Cash flows used in investing activities in 2017 of $49,307 reflects cash flows related to capital expenditures of $52,143 offset by the proceeds from the sale of Zenara for $2,836. Capital expenditures in 2017 and 2016 primarily expanded the Company’s manufacturing capacity to support expected growth.

Cash flows provided by financing activities in 2017 of $4,781 reflects proceeds from stock options exercised. Cash flows used in financing activities in 2016 represents the pay down of the Company’s debt partially offset by proceeds from stock options exercised. Net cash increased $109,143 during 2017 to a net cash balance of $183,284.

(dollars in thousands, except per share data)

The Company has a $500,000 Senior Credit Facility (“Credit Facility”) which expires in May 2021. The Company pays interest on this Credit Facility at LIBOR plus 1.25% - 2.00% based upon certain financial measurements.  The Credit Facility also includes financial covenants regarding interest coverage and leverage ratios. The Company was in compliance with all financial covenants at December 31, 2017. The Credit Facility was undrawn in 2017 and at the end of 2016.

For 2018, capital expenditures are expected to be approximately $70,000 to $80,000.

The Company’s forecasted cash flow from future operations may be adversely affected by various factors including, but not limited to, declines in customer demand, increased competition, the deterioration in general economic and business conditions, increased environmental remediation, returns on assets within the Company’s domestic pension plans, as well as other factors. Our largest product (32.8% of 2017 sales), is used by our largest customer to produce an anti-viral drug. Our customer's sales of this drug have been trending downwards and, accordingly, we expect our sales of this product to our customer to also trend downwards significantly over the next few years.

As discussed more fully in Note 20 to the Consolidated Financial Statements, the Company continually receives additional information to develop estimates to record reserves for remediation activities at Berry’s Creek and other environmental sites. These matters, either individually or in the aggregate, could result in actual costs that are significantly higher than the Company’s current assessment and could have a material adverse effect on the Company's cash flows in future reporting periods. Based upon past experience, the Company believes that payments significantly in excess of current reserves, if required, would be made over an extended number of years.

Contractual Obligations

At December 31, 2017, the Company’s contractual obligations with initial or remaining terms in excess of one year were as follows:

	Total	2018	2019	2020	2021	2022	2023+

Purchase obligations	$19,787	$19,240	$359	$188	$-	$-	$-
Operating leases	2,014	833	383	262	233	214	89
Provisional TCJA toll charge	2,105	168	168	168	168	168	1,265
Contractual cash obligations	$23,906	$20,241	$910	$618	$401	$382	$1,354

The purchase obligations above includes approximately $10,250 for the scheduled purchase of land and building in North Carolina by a subsidiary in 2018.      In addition to the contractual obligations listed above, the Company expects to contribute $540 in cash to its U.S. defined-benefit pension plan in 2018. It is possible that higher pension contributions could be required in 2019 and beyond. For the unfunded SERP, the Company will make the final annual benefit payments of approximately $609 in 2018. For the unfunded international pension plan, the Company expects to make annual benefit payments of approximately $800 in 2018, approximately $900 for 2019 through 2021, and approximately $1,000 for 2022. See Note 17 to the Company’s consolidated financial statements for details on the Company’s unfunded balance related to its pension plans. Also not included in the table above is $2,066 of uncertain tax positions due to uncertainties surrounding the timing of the obligation. See Note 10 to the Company’s consolidated financial statements for details on the Company’s tax positions. The Company may be required to make cash payments to remediate certain environmental sites at unknown future periods as discussed in Note 20 to the Company’s consolidated financial statements.

See Notes 11, 17, 19 and 20 to the Company’s consolidated financial statements for additional information regarding the Company’s debt, pension plans, and other commitments.

(dollars in thousands, except per share data)

The Company’s forecasted cash flow from future operations may be adversely affected by various factors including, but not limited to, declines in customer demand, increased competition, the deterioration in general economic and business conditions, interest rates, returns on assets within the Company’s domestic pension plan that are significantly below expected performance, tax payments, as well as other factors. See the Risk Factors section of this document for further explanation of factors that may negatively impact the Company’s cash flows. Any change in the current status of these factors could adversely impact the Company's ability to fund operating cash flow requirements.

Market Risks

Currency Risk Management

The Company's primary market risk relates to exposure to foreign currency exchange rate fluctuations on transactions entered into by international operations which are primarily denominated in the U.S. dollar, euro and Swedish krona. The Company may use foreign currency exchange forward contracts to mitigate the effect of short-term foreign exchange rate movements on the Company's operating results. The notional amount of the contracts outstanding as of December 31, 2017 was $32,781. The foreign exchange contracts have varying maturities with none exceeding twelve months.

With respect to the contracts outstanding at December 31, 2017, a 10% fluctuation of the local currency over a one-year period would cause approximately $3,286 pre-tax earnings to be at risk. These calculations do not include the impact of exchange gains or losses on the underlying positions that would offset the gains and losses of the derivative instrument.

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

In matters where the Company is able to reasonably estimate the probable and estimable costs associated with environmental proceedings, the Company accrues for the estimated costs associated with the study and remediation of applicable sites. At December 31, 2017, the reserves were $17,511, of which $16,976 is included in “Other non-current liabilities” on the Company’s balance sheet. At December 31, 2016, these reserves were $16,703, of which $15,441 is included in “Other non-current liabilities” on the Company’s balance sheet. The increase in the reserves includes adjustments to reserves of $2,858, partially offset by payments of $2,050. The reserves are adjusted periodically as remediation efforts progress or as additional technical, regulatory or legal information becomes available. Given the uncertainties regarding the outcome of investigative and study activities, the status of laws, regulations, enforcement, policies, the impact of other PRPs, technology and information related to individual sites, the Company does not believe it is possible to currently develop an estimate of the range of reasonably possible environmental loss in excess of its reserves.

Bayonne

As a result of the sale of a Bayonne, New Jersey facility, the Company became obligated to investigate site conditions and conduct required remediation under the New Jersey Industrial Site Recovery Act. The Company completed an investigation and sampling plan at the property pursuant to the New Jersey Department of Environmental Protection’s (“NJDEP”) private oversight program. The results will be used to develop a proposed remedial plan for the site, an outline of which was presented to the new property owner in December 2017. Among other things, the remedial plan is anticipated to address removal of certain impacted soils and implementation of engineering controls and deed restrictions. Once prepared, the remedial plan will set forth further details of any cleanup. Estimates of the Company’s future liability for remediation costs have been revised accordingly. As of December 31, 2017, the Company’s reserve was $717.

Clifton and Carlstadt

The Company has implemented a sampling and pilot program in Clifton and Carlstadt, New Jersey pursuant to the NJDEP private oversight program. The results of the sampling and pilot program to date have been used to develop an estimate of the Company's future liability for remediation costs, and the Company continues to move forward with the projects at each site in accordance with the established schedules and work plans. As of December 31, 2017, the Company’s reserve was $1,845.

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

(dollars in thousands, except per share data)

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

The scope of remedial activities in the initial interim remedy is currently being developed and based upon preliminary cost estimates, the Company’s reserve was $9,829 as of December 31, 2017. The estimated costs for the initial interim remedy may be further developed and the Company’s accrual may change based upon the final remedy selected and revisions to cost estimates. At this time it is not known when the costs for the complete remediation plan will be estimable, and as such, no accrual beyond the initial interim remedy has been recorded. The Company’s share has been preliminarily estimated by the PRP group at 2.4%. While the Company will defend its position that its share should be reduced from the current level, its share could be increased or decreased depending on the outcome of the final allocation process that will take place in future periods.

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

Maybrook Site

A subsidiary of Cambrex is named a PRP of a site in Hamptonburgh, New York by the USEPA in connection with the discharge, under appropriate permits, of wastewater at that site prior to Cambrex's acquisition in 1986. The PRPs implemented soil remediation which was completed in 2012 pending approval by the USEPA. The PRPs will continue implementing the ground water remediation at the site. USEPA has advised that the site will be subject to its 5-year review process in or about June 2018. It is unclear if such review, together with an agreed proposed modification to the USEPA Consent Decree, will result in any additional site work. In May 2017, the Company made a payment to USEPA in the amount of $363 for ongoing oversight costs. As of December 31, 2017, the Company’s reserve was $329, to cover long-term ground water monitoring and related costs.

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

(dollars in thousands, except per share data)

Site clean-up work under the 1997 ROD, the Consent Decree and the 2013 stipulation is ongoing and is being jointly performed by Pfizer and the Company, with NYSDEC oversight. Since 2014, Pfizer and the Company have performed supplemental remedial investigation measures requested by the NYSDEC, and the findings have been submitted to NYSDEC in various reports, including a study evaluating the feasibility of certain remedial alternatives in August 2016. By letter dated January 5, 2017, NYSDEC disapproved such feasibility study report and requested certain revisions to the report. The Company and Pfizer engaged in further discussions with NYSDEC and have agreed to submit a revised version of the August 2016 feasibility study to address certain of NYSDEC’s requests. In September 2017, the NYSDEC requested that Pfizer, the Company and the current owner of the Harriman Site, ELT Harriman LLC (“ELT”), conduct an investigation of additional constituents not addressed under the 1997 ROD based on the detection of those constituents at the Harriman Site and other properties in the area. The parties have requested more information from the State of New York to evaluate the request, while also responding to NYSDEC that no further investigation was warranted.

As it is too soon to determine whether the NYSDEC’s requests or the reports and remedial plans, when finalized, will result in any significant changes to the Company’s responsibilities, no change to the reserve has been made. ELT is conducting other investigation and remediation activities under a separate NYSDEC directive.

No final remedy for the site has been determined, which will follow further discussions with the NYSDEC. The Company estimates the range for its share of the liability at the site to be between $2,000 and $7,000. As of December 31, 2017, the Company’s reserve was $3,365. At this time, the Company is unable to provide an estimate of the ultimate investigative and remedial costs to the Company for any final remedy selected by the NYSDEC.

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

Scientific Chemical Processing (“SCP”) Superfund Site

A subsidiary of Cambrex was named a PRP of the SCP Superfund site, located in Carlstadt, New Jersey, along with approximately 130 other PRPs. The site is a former waste processing facility that accepted various waste for recovery and disposal including processing wastewater from this subsidiary. The PRPs are in the process of implementing a final remedy at the site. The SCP Superfund site has also been identified as a PRP in the Berry’s Creek Superfund site (see previous discussion). While the Company continues to dispute the methodology used by the PRP group to arrive at its interim allocation for cash contributions, the Company has paid the funding requests. A final allocation of SCP Site costs (excluding Berry’s Creek costs) is expected to be finalized in early 2018. As of December 31, 2017, the Company’s reserve was $762, of which approximately $488 is expected to be covered by insurance.

(dollars in thousands, except per share data)

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

Additionally, as permitted under Delaware law, the Company indemnifies its officers, directors and employees for certain events or occurrences while the officer, director or employee is, or was, serving at the Company’s request in such capacity. The term of the indemnification period is for the officer's, director's or employee’s lifetime. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has a director and officer insurance policy that covers a portion of any potential exposure. The Company currently believes the estimated fair value of its indemnification agreements is not material based on currently available information, and as such, the Company had no liabilities recorded for these agreements as of December 31, 2017.

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

Item 8      Financial Statements and Supplementary Data.

The following consolidated financial statements and selected quarterly financial data of the Company are filed under this item:

Page Number (in this Report)
Reports of Independent Registered Public Accounting Firm	37
Consolidated Balance Sheets as of December 31, 2017 and 2016	39
Consolidated Income Statements for the Years Ended December 31, 2017, 2016 and 2015	40
Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2017, 2016 and 2015	41
Consolidated Statements of Stockholders' Equity for the Years Ended December 31, 2017, 2016 and 2015	42
Consolidated Statements of Cash Flows for the Years Ended December 31, 2017, 2016 and 2015	43
Notes to Consolidated Financial Statements	44
Selected Quarterly Financial and Supplementary Data (unaudited)	76

The financial statement schedules are filed pursuant to Item 15 of this report.

(dollars in thousands, except per share data)

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors

Cambrex Corporation

East Rutherford, NJ

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Cambrex Corporation (the “Company”) and subsidiaries as of December 31, 2017 and 2016, the related consolidated statements of income and comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2017, and the related notes and schedules (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company and subsidiaries at December 31, 2017 and 2016, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company's internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and our report dated February 8, 2018 expressed an unqualified opinion thereon.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

We have served as the Company's auditor since 2007.

/s/ BDO USA, LLP

Woodbridge, NJ

February 8, 2018

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors

Cambrex Corporation

East Rutherford, NJ

Opinion on Internal Control over Financial Reporting

We have audited Cambrex Corporation’s (the “Company’s”) internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Company and subsidiaries as of December 31, 2017 and 2016, the related consolidated statements of income and comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2017, and the related notes and schedules and our report dated February 8, 2018 expressed an unqualified opinion thereon.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Item 9A, Management’s Report on Internal Control over Financial Reporting”. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit of internal control over financial reporting in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control over Financial Reporting

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

/s/ BDO USA LLP

Woodbridge, NJ

February 8, 2018

CAMBREX CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except per share data)

	December 31,
	2017	2016
ASSETS
Current assets:
Cash and cash equivalents	$183,284	$74,141
Trade receivables, less allowances of $1,061 and $341 at respective dates	75,144	110,622
Other receivables	20,891	6,748
Inventories, net	138,542	123,184
Prepaid expenses and other current assets	4,217	7,960
Total current assets	422,078	322,655
Property, plant and equipment, net	254,299	217,092
Goodwill	43,626	40,323
Intangible assets, net	13,868	14,800
Deferred income taxes	3,198	13,061
Other non-current assets	3,496	3,934
Total assets	$740,565	$611,865

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$35,017	$42,873
Deferred revenue and advance payments	4,707	7,506
Taxes payable	43	9,469
Accrued expenses and other current liabilities	42,774	35,614
Total current liabilities	82,541	95,462
Advance payments	39,000	39,000
Deferred income taxes	7,806	6,921
Accrued pension benefits	41,141	43,109
Other non-current liabilities	25,213	21,946
Total liabilities	195,701	206,438
Commitments and contingencies (see Notes 19 and 20)
Stockholders' equity:
Common Stock, $.10 par value; authorized 100,000,000 issued 34,270,975 and 33,927,595 shares at respective dates	3,427	3,393
Additional paid-in capital	165,979	153,681
Retained earnings	429,826	327,376
Treasury stock, at cost, 1,424,153 and 1,583,909 shares at respective dates	(12,140)	(13,503)
Accumulated other comprehensive loss	(42,228)	(65,520)
Total stockholders' equity	544,864	405,427
Total liabilities and stockholders' equity	$740,565	$611,865

See accompanying notes to consolidated financial statements.

CAMBREX CORPORATION AND SUBSIDIARIES

CONSOLIDATED INCOME STATEMENTS
(dollars in thousands, except per share data)

	Years Ended December 31,
	2017	2016	2015

Gross Sales	$525,936	$491,538	$433,856
Commissions, allowances and rebates	1,995	2,369	1,949
Net sales	523,941	489,169	431,907
Other revenue, net	10,515	1,475	1,419
Net revenues	534,456	490,644	433,326
Cost of goods sold	304,369	286,419	256,361
Gross profit	230,087	204,225	176,965

Selling, general and administrative expenses	70,468	60,422	57,867
Research and development expenses	16,901	14,292	12,540
Restructuring expenses	-	1,158	15,573
Operating expenses	87,369	75,872	85,980

Operating profit	142,718	128,353	90,985

Other expenses/(income)
Interest expense, net	1,253	717	1,699
Other (income)/expense, net	(360)	97	(279)

Income before income taxes	141,825	127,539	89,565
Provision for income taxes	38,061	40,214	32,389
Income from continuing operations	103,764	87,325	57,176
(Loss)/income from discontinued operations, net of tax	(1,314)	(5,647)	41
Net income	$102,450	$81,678	$57,217

Basic earnings per share
Income from continuing operations	$3.18	$2.72	$1.82
(Loss)/income from discontinued operations, net of tax	$(0.04)	$(0.17)	$0.00
Net income	$3.14	$2.55	$1.82

Diluted earnings per share
Income from continuing operations	$3.10	$2.65	$1.76
(Loss)/income from discontinued operations, net of tax	$(0.04)	$(0.17)	$0.00
Net income	$3.06	$2.48	$1.76

Weighted average shares outstanding:
Basic weighted average shares outstanding	32,662	32,086	31,420
Effect of dilutive stock based compensation	824	883	1,135
Diluted weighted average shares outstanding	33,486	32,969	32,555

See accompanying notes to consolidated financial statements.

CAMBREX CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(dollars in thousands)

	Years Ended December 31,
	2017	2016	2015

Net income	$102,450	$81,678	$57,217

Foreign currency translation adjustments:
Foreign currency translation adjustments during the period	22,250	(8,481)	(16,424)
Reclassification adjustments for losses included in net income	-	71	1,954

Interest rate swap agreement:
Unrealized net losses	-	-	(30)
Reclassification adjustments for losses included in net income	-	-	333
Income taxes	-	-	(110)

Pension plans:
Actuarial gain/(loss)
Actuarial gain/(loss) arising during the period	461	(3,192)	3,970
Amortization to net income of net actuarial loss	1,400	1,152	1,295

Prior service cost
Amortization to net income of net prior service cost	52	52	52

Income taxes	(871)	327	(1,508)
Comprehensive income	$125,742	$71,607	$46,749

See accompanying notes to consolidated financial statements.

CAMBREX CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(dollars in thousands, except per share data)

	Common Stock
	Shares Issued	Par Value ($.10)	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
Balance at December 31, 2014	32,836,930	$3,284	$119,265	$188,481	$(14,823)	$(44,981)	$251,226
Net income				57,217			57,217
Other comprehensive loss						(10,468)	(10,468)
Exercise of stock options	691,985	69	5,747				5,816
Vested restricted stock			(76)		76		-
Stock option expense			2,975				2,975
Restricted stock expense			353				353
Performance stock expense			2,271				2,271
Excess tax benefits			1,445				1,445
Balance at December 31, 2015	33,528,915	$3,353	$131,980	$245,698	$(14,747)	$(55,449)	$310,835
Net income				81,678			81,678
Other comprehensive loss						(10,071)	(10,071)
Exercise of stock options	398,680	40	4,901				4,941
Vested restricted stock			(92)		92		-
Vested performance shares			(1,152)		1,152		-
Stock option expense			3,816				3,816
Restricted stock expense			489				489
Performance stock expense			3,461				3,461
Excess tax benefits			10,278				10,278
Balance at December 31, 2016	33,927,595	$3,393	$153,681	$327,376	$(13,503)	$(65,520)	$405,427
Net income				102,450			102,450
Other comprehensive income						23,292	23,292
Exercise of stock options	343,380	34	4,747				4,781
Vested restricted stock			(83)		83		-
Vested performance shares			(1,280)		1,280		-
Stock option expense			4,368				4,368
Restricted stock expense			571				571
Performance stock expense			3,975				3,975
Balance at December 31, 2017	34,270,975	$3,427	$165,979	$429,826	$(12,140)	$(42,228)	$544,864

See accompanying notes to consolidated financial statements.

CAMBREX CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)

	Years Ended December 31,
	2017	2016	2015

Cash flows from operating activities:
Net income	$102,450	$81,678	$57,217
Adjustments to reconcile net income to cash flows:
Depreciation and amortization	31,848	24,665	22,061
Non-cash deferred revenue	(4,887)	(25,822)	(12,372)
Restructuring expenses	-	1,138	15,573
Increase in inventory reserve	4,892	7,885	3,119
Stock based compensation	8,914	7,766	5,599
Deferred income tax provision	6,925	8,556	19,736
Toll tax	2,105	-	-
Other	581	160	(141)
Changes in assets and liabilities:
Trade receivables	40,651	(5,120)	(14,378)
Inventories	(13,283)	(23,679)	(32,721)
Prepaid expenses and other current assets	(8,123)	(729)	4,268
Accounts payable and other current liabilities	(20,114)	12,056	11,779
Deferred revenue and advance payments	985	41,962	12,178
Other non-current assets and liabilities	(5,347)	(3,961)	(5,331)
Discontinued operations:
Non-current liabilities	2,858	7,517	-
Net cash used in discontinued operations	(1,440)	(516)	(1,536)
Net cash provided by operating activities	149,015	133,556	85,051

Cash flows from investing activities:
Capital expenditures	(52,143)	(49,714)	(62,491)
Proceeds from sale of assets	-	13	2,308
Proceeds from sale of business	2,836	-	-
Acquisition of business and equity investment, net of cash acquired	-	(24,275)	-
Other	-	-	(56)
Net cash used in investing activities	(49,307)	(73,976)	(60,239)

Cash flows from financing activities:
Long-term debt activity (including current portion):
Repayments	-	(30,000)	(30,000)
Proceeds from stock options exercised	4,781	4,941	5,816
Debt issuance costs	-	(2,515)	-
Net cash provided by/(used in) financing activities	4,781	(27,574)	(24,184)

Effect of exchange rate changes on cash and cash equivalents	4,654	(1,839)	(2,172)
Net increase/(decrease) in cash and cash equivalents	109,143	30,167	(1,544)
Cash and cash equivalents at beginning of year	74,141	43,974	45,518
Cash and cash equivalents at end of year	$183,284	$74,141	$43,974

Supplemental disclosure:
Interest paid, net of capitalized interest	$1,270	$425	$1,340
Income taxes paid, net of refunds received	$45,744	$18,210	$5,731

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

Concentrations of credit risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents and accounts receivable. In the normal course of business, the Company maintains cash balances with European Union banks up to the equivalent of $10,000 and significantly larger balances in U.S. banks. The Company routinely monitors the risks associated with these institutions and diversifies its exposure by maintaining balances with multiple financial institutions. Concentrations of credit risk with respect to accounts receivable are limited due to the Company's large number of customers and their dispersion throughout the world. At December 31, 2017 and 2016, the Company had receivables with one customer totaling nearly 12% and 43%, respectively, of overall accounts receivables. The Company does not consider this customer to pose any significant credit risk.

Derivative Instruments

Derivative financial instruments are periodically used by the Company primarily to mitigate a variety of working capital, investment and borrowing risks. The Company primarily uses foreign currency forward contracts to minimize foreign currency exchange rate risk associated with foreign currency transactions. Changes in the fair value on these forward contracts are recognized in earnings. In the past, the Company has only used interest rate swap instruments as hedges. As such, the differential to be paid or received in connection with these instruments is accrued and recognized in income as an adjustment to interest expense.

CAMBREX CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except share and per share data)

(2)     Summary of Significant Accounting Policies (continued)

None of the foreign currency forward contracts entered into during 2017 and 2016 were designated for hedge accounting treatment.

Inventories

Inventories are stated at the lower of cost, determined on a first-in, first-out basis and net realizable value. The determination of net realizable value involves an assessment of numerous factors, including estimated selling prices. Reserves are recorded to reduce the carrying value for inventory determined to be damaged, obsolete or otherwise unsaleable.

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

When assets are retired or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts, and any resulting gain or loss is reflected in cost of goods sold or operating expenses. Interest is capitalized in connection with the construction and acquisition of assets that are capitalized over longer periods of time for larger amounts. The capitalized interest is recorded as part of the cost of the asset to which it relates and is amortized over the asset’s estimated useful life. Total interest capitalized in connection with ongoing construction activities was immaterial in 2017, $575 in 2016, and $534 in 2015.

Impairment of Goodwill

The Company reviews the carrying value of goodwill to determine whether impairment may exist on an annual basis or whenever it has reason to believe goodwill may not be recoverable. The annual impairment test of goodwill is performed during the fourth quarter of each fiscal year. The Company recorded a non-cash impairment charge at its Zenara facility for the year ended December 31, 2015. Refer to Note 8 to the Company’s consolidated financial statements for additional information on this impairment. For the years ended December 31, 2017 and 2016, the Company did not have an impairment.

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

Based upon the Company’s most recent analysis the fair value of the reporting units substantially exceeded their carrying values.

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

Income Taxes

The Company and its eligible subsidiaries file a consolidated U.S. income tax return.  Foreign subsidiaries are consolidated for financial reporting but are not eligible to be included in the consolidated U.S. income tax return. However, in periods prior to the enactment of TCJA, the earnings of foreign subsidiaries were generally taxed by the U.S. when repatriated and such U.S. tax may have been reduced or eliminated by federal foreign tax credits based on the foreign income and withholding taxes paid or accrued by the foreign subsidiaries. Due in part to a continuing desire to limit credit and currency exposure for cash held in foreign currencies or in non-U.S. banks, the Company determined that it is likely that a portion of the undistributed earnings of its foreign subsidiaries will be repatriated to the U.S. in the future. In prior periods, the Company provided deferred taxes on certain undistributed foreign earnings. Under TCJA’s transition to a modified territorial tax system whereby all previously untaxed undistributed foreign earnings are subject to a toll charge at reduced rates and future repatriations of foreign earnings will generally be exempt from U.S. tax, the Company wrote off the existing deferred tax liability on undistributed foreign earnings and recorded the impact of the new toll charge on foreign earnings. The Company will continue to monitor available evidence and its plans for foreign earnings and expects to continue to provide any applicable deferred taxes based on the tax liability or withholding taxes that would be due upon repatriation of amounts not considered permanently reinvested.

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

Foreign Currency

The functional currency of the Company's foreign subsidiaries is the applicable local currency. The translation of the applicable foreign currencies into U.S. dollars is performed for balance sheet accounts using current exchange rates in effect at the balance sheet date and for revenue and expense accounts and cash flows using average rates of exchange prevailing during the year. Adjustments resulting from the translation of foreign currency financial statements are accumulated in stockholders' equity until the entity is sold or substantially liquidated. Gains or losses relating to transactions of a long-term investment nature are also accumulated in stockholders' equity. Gains or losses resulting from third-party foreign currency transactions are included in the income statement as a component of other revenues, net in the consolidated income statement. Foreign currency net (losses)/gains were ($550), $306, and ($605) in 2017, 2016 and 2015, respectively.

Earnings per Common Share

All diluted earnings per share are computed on the basis of the weighted average shares of common stock outstanding plus common equivalent shares arising from the effect of dilutive stock options, equity-settled performance shares and restricted stock units, using the treasury stock method.

For the years ended December 31, 2017, 2016 and 2015, shares of 521,096, 558,499, and 342,961, respectively, were not included in the calculation of diluted shares outstanding because the effect would be anti-dilutive.

CAMBREX CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except share and per share data)

(2)	Summary of Significant Accounting Policies (continued)

Comprehensive Income

Included within accumulated other comprehensive income (“AOCI”) for the Company are foreign currency translation adjustments and changes in the pensions, net of tax. Total comprehensive income/loss for the years ended December 31, 2017 and 2016 are included in the Statements of Comprehensive Income.

Reclassification

Certain reclassifications have been made to prior year amounts to conform with current year presentation and recent accounting pronouncements.

(3)	Impact of Recently Issued Accounting Pronouncements

The following accounting pronouncements became effective for the Company during 2017:

Simplification of Employee Share-Based Payment Accounting

In March 2016, the FASB issued ASU 2016-09 which simplifies several aspects of the accounting for employee share-based payment transactions, including the accounting for income taxes, forfeitures and classification in the statement of cash flows. This standard became effective for the Company on January 1, 2017. The new standard requires recognition immediately in the tax provision of certain effects of share-based payments that were possibly deferred under the previous guidance. The Company had no remaining unrecognized excess tax benefits as of December 31, 2016. All excess tax benefits and deficiencies in future periods will be recorded as part of the current period tax provision within the Income Statement. This will result in increased volatility in the Company’s effective tax rate. During 2017, the Company recognized a tax benefit of $5,236 which lowered the effective tax rate by 3.7%. No other provisions in this new standard had a significant impact on the consolidated financial statements including the Company’s accounting policy election to account for forfeitures when they occur.

To conform to the current year presentation, the Company reclassified $10,278 and $1,445 of excess tax benefits under financing activities to operating activities for the years ended December 31, 2016 and 2015, respectively, on the consolidated statement of cash flows.

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

CAMBREX CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except share and per share data)

(3)     Impact of Recently Issued Accounting Pronouncements (continued)

On January 1, 2018, the Company adopted the new accounting standard for all contracts not completed as of the adoption date using the modified retrospective method. The Company has identified and implemented appropriate changes to the business policies, processes, and controls to support the adoption, recognition and disclosures under the new standard. As part of this evaluation, the Company has identified three revenue streams; single-use products, multi-use products and service revenue. Additionally, the Company reviewed the related critical customer contract terms and provisions. The Company has concluded that the most significant impact of the standard relates to the timing of the recognition of revenue for products to specific customers with no alternative use, that were previously recognized upon delivery, will be recognized over time utilizing an input method which compares the cost of cumulative work in process to date to the most current estimates for the entire cost of the performance obligations. Under these customer agreements, the Company is entitled to compensation for progress to date that includes an element of profit margin. Gross sales of approximately $45,000 to $55,000, that would have otherwise been reflected in the income statement in 2018, will be recorded in equity as part of a cumulative effect adjustment. The cumulative impact of adopting the new accounting standard and recognizing revenue over time will result in an increase in stockholders’ equity of approximately $12,000 to $15,000. Additionally, a portion of certain products that will be in process at December 31, 2018 will be eligible for revenue recognition in 2018 as opposed to when they would ship in 2019 under previous guidance. The Company will record contract balances on the balance sheet and present all related disclosures in the notes to financial statements.

The estimated impact of adopting ASC 606 is based on the Company’s best estimates at the time of the preparation of this Annual Report. The actual impact is subject to change prior to the first quarter 2018 filing.

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

The allocation of the purchase price of the acquired assets and liabilities was performed on the basis of their respective fair values. The Company utilized a third party to assist in establishing the fair values of the assets acquired and liabilities assumed. This process resulted in goodwill of $9,046, fixed assets of $8,422 and identifiable intangible assets of $6,900 as well as smaller adjustments to certain working capital accounts. The Company also recorded deferred tax assets primarily related to NOLs for approximately $4,000 and deferred tax liabilities for approximately $4,400.

All acquisition costs have been expensed and totaled approximately $640 as well as approximately $200 of severance cost, all of which has been recorded to “Selling, general and administrative expenses” on the Company’s 2016 income statement. For the year ended December 31, 2016, the Company recorded gross sales of $4,648 and after purchase price adjustments and severance, operating profit was not material. Proforma disclosures have not been provided due to the immateriality of this acquisition.

(5)	Net Inventories

Inventories are stated at the lower of cost and net realizable value. Cost is determined on a first-in, first-out basis.

CAMBREX CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except share and per share data)

(5)	Net Inventories (continued)

Net inventories consist of the following:

	December 31,
	2017	2016

Finished goods	$41,521	$29,117
Work in process	47,386	54,463
Raw materials	42,491	33,841
Supplies	7,144	5,763
Total	$138,542	$123,184

The components of inventory stated above are net of reserves of $14,052 and $12,423 as of December 31, 2017 and 2016, respectively.

(6)	Property, Plant and Equipment

Property, plant and equipment consist of the following:

	December 31,
	2017	2016

Land	$6,911	$4,268
Buildings and improvements	129,065	131,794
Machinery and equipment	451,882	377,990
Furniture and fixtures	2,850	1,995
Construction in progress	34,400	24,102
Total	625,108	540,149
Accumulated depreciation	(370,809)	(323,057)
Net	$254,299	$217,092

Depreciation expense was $29,970, $23,654, and $21,196 for the years ended December 31, 2017, 2016 and 2015, respectively. Total capital expenditures in 2017 and 2016 were $53,900 and $51,604, respectively.

(7)	Goodwill and Intangible Assets

The changes in the carrying amount of goodwill for the years ended December 31, 2017 and 2016 are as follows:

Balance as of December 31, 2015	$32,063
Acquisition of business (see Note 4)	9,046
Translation effect	(786)
Balance as of December 31, 2016	$40,323
Translation effect	3,303
Balance as of December 31, 2017	$43,626

CAMBREX CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except share and per share data)

(7)	Goodwill and Intangible Assets (continued)

Acquired intangible assets, which are amortized, consist of the following:

				As of December 31, 2017
	Amortization Period (in years)			Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Internal-use software	3	-	7	$7,074	$(1,810)	$5,264
Technology-based intangibles		20		3,646	(1,413)	2,233
Customer-related intangibles	10	-	15	7,608	(1,237)	6,371
				$18,328	$(4,460)	$13,868

				As of December 31, 2016
	Amortization Period (in years)			Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Internal-use software	3	-	7	$6,444	$(829)	$5,615
Technology-based intangibles		20		3,204	(1,082)	2,122
Customer-related intangibles	10	-	15	7,522	(459)	7,063
				$17,170	$(2,370)	$14,800

The change in the gross carrying amount in 2017 and 2016 is mainly due to the implementation of a new enterprise resource planning (“ERP”) system and the impact of foreign currency translation. Additionally, the change in the gross carrying amount in 2016 is due to the recognition of customer-related intangibles of $6,900 due to the acquisition of CHP in the fourth quarter of 2016,

Beginning in 2014, the Company began implementing a new ERP system, as such, $630 and $2,297 has been capitalized and classified as internal-use software during the years ended December 31, 2017 and 2016, respectively.

Amortization expense amounted to $1,878, $1,011, and $865 for the years ended December 31, 2017, 2016 and 2015, respectively.

Amortization expense related to current intangible assets is expected to be approximately $2,035 for 2018 and 2019, $2,019 for 2020, $2,015 for 2021, and $1,593 for 2022.

(8)	Restructuring Charges

In late 2015, the Board of Directors of the Company recommended that management evaluate strategic alternatives for Zenara Pharma due to a change in focus on higher growth initiatives as well as to reduce attention required by senior management to operate Zenara. The Company determined that the sale of Zenara was the best option for its shareholders. As such, Cambrex management, with Board authority, committed to a plan to sell Zenara. On January 30, 2017, the Company transferred the assets and liabilities of Zenara to the buyer for consideration of approximately $2,800, which was held in escrow until approval by Indian regulatory authorities was obtained several months later. Accordingly, as of January 30, 2017, the Company no longer includes Zenara in its reported results. The immaterial assets and liabilities of Zenara are included in “Prepaid expenses and other current assets” and “Accrued expenses and other current liabilities” on the Company’s balance sheet for 2016 and 2015.

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

(9)	Accrued Expenses and Other Current Liabilities

The components of accrued expenses and other current liabilities are as follows:

	December 31,
	2017	2016

Salaries and employee benefits payable	$27,451	$26,313
Other	15,323	9,301
Total	$42,774	$35,614

(10)	Income Taxes

Income before income taxes consists of the following:

	December 31,
	2017	2016	2015

Domestic	$117,273	$91,597	$71,323
International	24,552	35,942	18,242
Total	$141,825	$127,539	$89,565

CAMBREX CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except share and per share data)

(10)     Income Taxes (continued)

The provision for income taxes consist of the following provisions/(benefits):

	December 31,
	2017	2016	2015
Current:
Federal	$25,201	$21,167	$2,577
International	5,674	10,491	10,076
Total current	30,875	31,658	12,653

Deferred:
Federal	$7,615	$8,350	$22,005
International	(429)	206	(2,269)
Total deferred	7,186	8,556	19,736
Total income tax expense	$38,061	$40,214	$32,389

The provision for income taxes differs from the statutory federal income tax rate of 35% for 2017, 2016 and 2015 as follows:

	December 31,
	2017	2016	2015

Income tax provision at U.S federal statutory rate	$49,639	$44,638	$31,347
State and local taxes, net of federal income tax benefit	(207)	(2,310)	(2,450)
Effect of foreign income taxed at rates other than the U.S. federal statutory rate	(1,989)	(1,154)	989
Foreign income inclusions	-	-	5,017
Tax credits	(100)	(200)	(4,685)
Net change in valuation allowance	(315)	1,673	3,134
Domestic production deduction	(3,347)	(2,327)	(1,958)
Share-based payment compensation	(5,236)	-	-
Changes in tax laws	117	-	-
Permanent items and other	(501)	(106)	995
Total	$38,061	$40,214	$32,389

Foreign income inclusions in 2015 represent distributions from foreign subsidiaries which gave rise to federal foreign tax credits. Share-based payment compensation represents the impact of applying ASU 2016-09, which requires recognition immediately in the tax provision of certain effects of share-based payments that were possibly deferred under the previous guidance. Changes in tax laws represents the impact of TCJA.

TCJA tax reform legislation enacted on December 22, 2017 makes major changes to the U.S. corporate income tax system, including lowering the U.S. federal corporate income tax rate to 21% from 35%, transitioning the U.S. from a worldwide tax system to a modified territorial system whereby accumulated foreign earnings are subject to a one-time toll charge at reduced rates in 2017 but future repatriations of foreign earnings will generally be exempt from U.S. tax, limiting or eliminating many existing tax deductions, credits and incentives, and allowing immediate expensing of capital expenditures through 2022, among other items.

CAMBREX CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except share and per share data)

(10)     Income Taxes (continued)

ASC 740 requires companies to recognize the effects of tax law changes in the period of enactment, which for Cambrex is the fourth quarter of 2017, even though the effective date of most provisions of TCJA is January 1, 2018. Staff Accounting Bulletin 118 (“SAB 118”) allows a company to recognize provisional amounts when it does not have the necessary information available, prepared or analyzed, including computations, in reasonable detail to complete its accounting for the change in tax law. The measurement period ends when a company has obtained, prepared and analyzed the information necessary to finalize its accounting, but cannot extend beyond one year. During the measurement period, adjustments for the effects of the law will be recorded to the extent a reasonable estimate for all or a portion of the effects of the law can be made. Companies will adjust their provisional amounts when they obtain, prepare or analyze additional information about facts and circumstances that existed at the enactment date that, if known, would have affected the amounts that were initially reported as provisional amounts.

SAB 118 summarizes a three-step process that companies should apply each reporting period. First, a company should record the effects of the change in tax law for which the accounting is complete. Those completed amounts are not provisional amounts. Second, a company should report provisional amounts, or adjustments to provisional amounts in future periods, for the effects of the tax law change for which the accounting is not complete, but for which a reasonable estimate can be determined. Companies should record the provisional amounts and adjustments to those amounts in income tax expense or benefit from continuing operations in the period they are identified. Third, if a reasonable estimate cannot be made for a specific effect of the tax law change, a company should not record a provisional amount and should continue to apply ASC 740 based on the tax law in effect just before the enactment of TCJA.

Certain of TCJA’s provisions require interpretation, which may be clarified through issuances of guidance by the U.S. Treasury Department, regulations, or future technical corrections. The Treasury recently issued Notice 2018-07 and Notice 2018-13 which provide preliminary guidance related to the toll charge and indicate plans to issue future regulations, and additional guidance on several aspects of the toll charge.

TCJA resulted in significant changes to the Company’s fourth quarter 2017 income tax provision, including recording a provisional toll charge on accumulated foreign earnings at 15.5% for cash and cash equivalents and 8% for illiquid assets and revaluing domestic federal deferred tax balances, and will materially impact the Company’s current and deferred tax provision in future years due to the reduction in the U.S. corporate income tax rate, the transition to a modified territorial tax system, and changes to the deductibility or tax treatment of certain items.

The Company recorded a provisional toll charge which is payable over eight years of $2,105 on the deemed repatriation of accumulated foreign earnings, offset by a benefit of $3,599 to remove the deferred tax liability that the Company had previously provided on certain undistributed foreign earnings. Additionally, TCJA’s reduction in the U.S. federal corporate income tax rate to 21% from 35% effective January 1, 2018 resulted in the Company recording a non-cash charge of $1,611 to revalue its domestic federal deferred tax balances.

The Company’s toll charge on accumulated foreign earnings is not complete and those amounts are provisional. The Company has not obtained, prepared and analyzed the information necessary to finalize its computations and accounting for the toll charge. Taxes payable of $2,105 as a result of the toll charge is not complete because guidance needed to interpret and apply the complex toll charge rules, including guidance in determining the application of the 15.5% and 8% tax rates to cash and illiquid assets, respectively, has not yet been issued by the Treasury Department. This additional information needs to be obtained and analyzed to complete the computations of the toll charge. In future periods within the one year measurement period, the Company will disclose when the accounting for the income tax effects of TCJA has been completed.

CAMBREX CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except share and per share data)

(10)     Income Taxes (continued)

The Company’s revaluation of domestic federal deferred tax balances to reflect the 21% tax rate, resulting in a $1,611 reduction in deferred tax balances, is complete and those amounts are not provisional.

In January 2018 the FASB indicated that they plan to issue a proposed ASU addressing a limited scope exception to accounting for residual tax effects lodged in other comprehensive income (“OCI”). The Board expects to propose requiring companies to reclassify from OCI to retained earnings the residual tax effects arising from TCJA. The proposal is expected to be effective for all entities for annual and interim periods in fiscal years beginning after December 15, 2018, with early adoption permitted. Cambrex expects to follow this guidance once issued and will make the necessary reclassification in each period in which the effects of TCJA are recognized.

The components of deferred tax assets and liabilities as of December 31, 2017 and 2016 relate to temporary differences and carryforwards as follows:

	December 31,
	2017	2016
Deferred tax assets:
Inventory	$1,522	$2,769
Environmental	3,635	5,776
Net operating loss carryforwards	11,447	13,272
Employee benefits	11,245	16,155
Property, plant and equipment	5,007	4,448
Other	3,712	7,352
Total gross deferred tax assets	36,568	49,772
Valuation allowance	(11,824)	(11,459)
Total deferred tax assets	$24,744	$38,313

Deferred tax liabilities:
Property, plant and equipment	(15,275)	(17,709)
Intangibles and other	(8,537)	(10,583)
Unremitted foreign earnings	-	(635)
Foreign tax allocation reserve	(2,710)	(2,471)
Other	(2,830)	(775)
Total deferred tax liabilities	$(29,352)	$(32,173)
Net deferred tax assets	$(4,608)	$6,140

Classified as follows in the consolidated balance sheet:
Non-current deferred tax asset	3,198	13,061
Non-current deferred tax liability	(7,806)	(6,921)
Total	$(4,608)	$6,140

The Company expects to maintain a domestic valuation allowance against state NOLs, state tax credits and state deferred tax assets due to restrictive rules regarding realization and recent history of state losses. The Company expects to maintain a valuation allowance against certain foreign deferred tax assets, primarily NOL carryforwards, until such time as the Company attains an appropriate level of future profitability in the appropriate jurisdictions and is able to conclude that it is more likely than not that its foreign deferred tax assets are realizable.

CAMBREX CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except share and per share data)

(10)     Income Taxes (continued)

The domestic valuation allowance for the years ended December 31, 2017, 2016 and 2015 increased $264, $2,294 and 2,450, respectively.  The 2017, 2016 and 2015 increases in the domestic valuation allowance are due to domestic state items.

The foreign valuation allowance for the years ended December 31, 2017, 2016 and 2015 increased $101, decreased $698, and decreased $1,531, respectively.  The 2017 increase in the foreign valuation allowance was allocated as follows: the valuation allowance increased $51 for foreign losses and increased $50 for currency translation adjustments included in OCI. The 2016 decrease in the foreign valuation allowance was allocated as follows: the valuation allowance decreased $621 for foreign income and decreased $77 for currency translation adjustments included in other OCI.  The 2015 decrease in the foreign valuation allowance was allocated as follows: the valuation allowance increased $684 for foreign loss and decreased $2,215 for deferred tax amounts, the reclass of Zenara valuation allowance for assets held for sale into other current liabilities, and currency translation adjustments included in OCI.

Under the tax laws of the various jurisdictions in which the Company operates, NOLs may be carried forward or back, subject to statutory limitations, to reduce taxable income in future or prior years. Domestic federal and state NOLs acquired in the CHP stock acquisition are $7,439 and $6,092, respectively, and will expire in 2023 through 2035. The federal NOLs can be utilized against U.S. consolidated taxable income, subject to annual limitations. A full valuation allowance has been recorded against domestic state NOLs totaling approximately $108,292 as of December 31, 2017 which will expire in 2029 through 2037. A full valuation allowance has been recorded against foreign NOLs totaling approximately $2,507 which in most foreign jurisdictions will carry forward indefinitely.

In 2015, the Company repatriated $9,850 of cash from its foreign subsidiaries in order to reduce its credit and currency exposure for cash held in foreign currencies or in non-U.S. banks and utilized the excess cash for debt reduction. Due in part to a continuing desire to limit credit and currency exposure related to cash held in foreign currencies or in non-U.S. banks, the Company determined that it is likely that a portion of the undistributed earnings of its foreign subsidiaries will be repatriated to the U.S. in the future. In prior periods, the Company provided deferred taxes on certain undistributed foreign earnings. Under TCJA’s transition to a modified territorial tax system whereby all previously untaxed undistributed foreign earnings are subject to a one-time toll charge at reduced rates and future repatriations of foreign earnings will generally be exempt from U.S. tax, the Company wrote off the existing deferred tax liability on undistributed foreign earnings and recorded the impact of the new toll charge on foreign earnings. The Company will continue to monitor available evidence and its plans for foreign earnings and expects to continue to provide any applicable deferred taxes based on the tax liability or withholding taxes that would be due upon repatriation of amounts not considered permanently reinvested.

The following table summarizes the activity related to the Company’s unrecognized tax benefits as of December 31, 2017, 2016 and 2015:

	2017	2016	2015

Balance at January 1	$1,778	$1,492	$1,643
Gross increases related to current period tax positions	215	687	281
Gross decreases related to prior period tax positions	(52)	(84)	(52)
Expirations of statute of limitations for the assessment of taxes	(353)	(257)	(241)
Settlements	(134)	-	-
Foreign currency translation	200	(60)	(139)
Balance at December 31	$1,654	$1,778	$1,492

CAMBREX CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except share and per share data)

(10)	Income Taxes (continued)

Of the total balance of unrecognized tax benefits at December 31, 2017, $1,654, if recognized, would affect the effective tax rate.

Gross interest and penalties at December 31, 2017, 2016, and 2015, of $412, $455, and $475, respectively, related to the above unrecognized tax benefits are not reflected in the table above. In 2017, 2016, and 2015, the Company accrued $153, $63, and $58, respectively, of interest and penalties in the income statement. Consistent with prior periods, the Company recognizes interest and penalties within its income tax provision.

Tax years 2012 and forward in the U.S. are open to examination by the IRS. The Company is also subject to examinations in its material non-U.S. jurisdictions for 2011 and later years.

The Company is also subject to audits in various states for various years in which it has filed income tax returns.  Previous state audits have resulted in immaterial adjustments.  In the majority of states where the Company files, the Company is subject to examination for tax years 2012 and forward.

During the fourth quarter of 2017, the Company entered into a final agreement with a tax authority, without any admission of fault or breach of laws, to settle an examination of its 2014 tax return. The settlement required the Company to pay $38 in tax and interest during the fourth quarter of 2017 in full satisfaction of all liabilities for this matter. The settlement did not impose any penalties on the Company. Therefore, in the fourth quarter of 2017 the Company decreased its remaining reserve for unrecognized tax benefits for this matter by $270.

(11)	Long-term Debt

In May 2016, the Company entered into a $500,000 five-year Syndicated Senior Revolving Credit Facility (“Credit Facility”) which expires in May 2021. The Company pays interest on this Credit Facility at LIBOR plus 1.25% - 2.00% based upon certain financial measurements.  The Credit Facility also includes financial covenants regarding interest coverage and leverage ratios.  The Company was in compliance with all financial covenants at December 31, 2017 and 2016.  In 2017 the facility was undrawn.  The 2016 weighted average interest rate for long-term bank debt was 1.9%.

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

CAMBREX CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except share and per share data)

(12)	Derivatives and Hedging Activities (continued)

For derivatives that are not designated for hedge accounting treatment, changes in the fair value are immediately recognized in earnings. This treatment has the potential to increase volatility of the Company’s earnings.

None of the foreign currency forward contracts entered into during 2017 or 2016 were designated for hedge accounting treatment. The notional amounts of the Company’s outstanding foreign exchange forward contracts were $32,781, $20,896, and $9,322 at December 31, 2017, 2016, and 2015, respectively. The Company does not hold or purchase any foreign currency forward contracts for trading or speculative purposes and no contractual term is greater than twelve months.

The fair value of the Company’s foreign exchange forward contracts outstanding was a gain of $83 and $125 at December 31, 2017 and 2016, respectively. This gain is reflected in the Company’s balance sheet under the caption “Prepaid expenses and other current assets.”

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

The following table provides the assets and liabilities carried at fair value, measured on a recurring basis, as of December 31, 2017 and 2016.

Fair Value - Level 2	December 31, 2017	December 31, 2016
Foreign currency forwards, assets	$83	$125
Total	$83	$125

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

The Company has two classes of common shares, Common Stock and Nonvoting Common Stock. Authorized shares of Common Stock were 100,000,000 at December 31, 2017 and 2016. Authorized shares of Nonvoting Common Stock were 730,746 at December 31, 2017 and 2016. Nonvoting Common Stock with a par value of $0.10 has equal rights with Common Stock, with the exception of voting power. Nonvoting Common Stock is convertible, share for share, into Common Stock, subject to any legal requirements applicable to holders restricting the extent to which they may own voting stock. As of December 31, 2017 and 2016, no shares of Nonvoting Common Stock were outstanding. The Company has authorized 5,000,000 shares of Series Preferred Stock, par value $0.10, issuable in series and with rights, powers and preferences as may be fixed by the Board of Directors. At December 31, 2017 and 2016, there was no preferred stock outstanding.

The Company held treasury shares of 1,424,153 and 1,583,909 at December 31, 2017 and 2016, respectively, which are primarily used for issuance to employee compensation plans.

At December 31, 2017, there were 920,308 authorized shares of Common Stock reserved for issuance through equity compensation plans.

(15)	Accumulated Other Comprehensive Loss

The following tables provide the changes in AOCI by component, net of tax, for the years ended December 31, 2017 and 2016:

	Foreign Currency Translation Adjustments	Pension Plans	Total

Balance as of December 31, 2016	$(34,290)	$(31,230)	$(65,520)
Other comprehensive income before reclassifications	22,250	121	22,371
Amounts reclassified from accumulated other comprehensive loss	-	921	921
Net current-period other comprehensive income	22,250	1,042	23,292
Balance as of December 31, 2017	$(12,040)	$(30,188)	$(42,228)

	Foreign Currency Translation Adjustments	Pension Plans	Total

Balance as of December 31, 2015	$(25,880)	$(29,569)	$(55,449)
Other comprehensive loss before reclassifications	(8,481)	(2,468)	(10,949)
Amounts reclassified from accumulated other comprehensive loss	71	807	878
Net current-period other comprehensive loss	(8,410)	(1,661)	(10,071)
Balance as of December 31, 2016	$(34,290)	$(31,230)	$(65,520)

CAMBREX CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except share and per share data)

(15)	Accumulated Other Comprehensive Loss (continued)

The following tables provide the reclassifications out of AOCI by component for the years ended December 31, 2017 and 2016:

Details about AOCI Components	Amount Reclassified from AOCI for the year ended December 31, 2017	Amount Reclassified from AOCI for the year ended December 31, 2016
Amortization of defined benefit pension items:
Actuarial losses	$(1,400)	$(1,152)
Prior service costs	(52)	(52)
Total before tax	(1,452)	(1,204)
Tax benefit	531	397
Net of tax	$(921)	$(807)

Foreign currency translation adjustment:
Release of currency translation adjustment	$-	$(71)
Net of tax	$-	$(71)

Total reclassification for the period	$(921)	$(878)

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

The Company recognizes compensation cost for stock options awarded to employees based on their grant-date fair value. The value of each stock option is estimated on the date of grant using the Black-Scholes option-pricing model. The weighted-average fair value per share for the stock options granted to employees for the years ended December 31, 2017, 2016 and 2015 were $17.71, $15.17, and $15.29, respectively.

CAMBREX CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except share and per share data)

(16)	Stock Based Compensation (continued)

The following assumptions were used in determining the fair value of stock options for grants issued in 2017, 2016 and 2015:

	2017			2016			2015

Expected volatility	37.73%	-	45.91%	42.09%	-	46.49%	41.84%	-	58.25%
Expected term (in years)	0.97	-	6.80	0.99	-	6.80	1.25	-	6.83
Risk-free interest rate	1.06%	-	2.22%	0.54%	-	1.63%	0.24%	-	1.93%

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

For 2017, 2016, and 2015, the Company recorded $4,368, $3,816 and $2,975, respectively, in selling, general and administrative expenses for stock options. As of December 31, 2017, the total compensation cost related to unvested stock option awards granted to employees but not yet recognized was $10,486. The cost will be amortized on a straight-line basis over the remaining weighted-average vesting period of 2.7 years.

The following table is a summary of the Company’s stock option activity issued to employees and related information:

		Weighted Average
	Number of Shares	Exercise Price	Options Exercisable

Outstanding at December 31, 2016	1,519,338	$25.22	701,797

Granted	317,331	47.53
Exercised	(343,380)	13.92
Forfeited or expired	(8,375)	38.13

Outstanding at December 31, 2017	1,484,914	32.53
Exercisable at December 31, 2017	727,645	$24.91

The aggregate intrinsic value for all stock options exercised for the years ended December 31, 2017, 2016 and 2015 was $13,775, $14,832 and $24,432, respectively. The aggregate intrinsic values for all stock options outstanding and exercisable as of December 31, 2017 were $23,436 and $17,018, respectively.

CAMBREX CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except share and per share data)

(16)	Stock Based Compensation (continued)

A summary of the Company’s nonvested stock options, restricted stock and performance shares activity is presented below:

	Nonvested Stock Options		Nonvested Restricted Stock		Nonvested Performance Shares
	Number of Shares	Weighted- Average Grant- Date Fair Value	Number of Shares	Weighted- Average Grant- Date Fair Value	Number of Shares	Weighted- Average Grant-Date Fair Value

Nonvested at December 31, 2016	817,540	$12.50	260	$41.05	316,750	$30.08

Granted	317,331	17.71	9,761	58.57	115,250	43.43
Vested during period	(371,102)	11.40	(9,756)	58.50	(150,000)	17.81
Forfeited	(6,500)	14.64	-	-	(5,750)	41.36

Nonvested at December 31, 2017	757,269	$15.20	265	$44.23	276,250	$42.08

Members of the Cambrex Board of Directors currently participate in an incentive plan which rewards service with restricted stock units. Awards are made annually and vest over six months. On the six month anniversary of the grant, restrictions on sale or transfer are removed and shares are issued to the Directors. These awards are classified as equity awards.

For 2017, 2016 and 2015, the Company recorded $571, $489 and $353, respectively, in selling, general and administrative expenses for restricted stock units. As of December 31, 2017, total compensation cost related to unvested restricted stock not yet recognized was $8. The cost will be amortized on a straight-line basis over the remaining weighted-average vesting period of 0.3 years.

The Company granted equity-settled performance shares (“PSs”) to certain executives. PS awards provide the recipient the right to receive a certain number of shares of the Company’s common stock in the future, which depends on the Company’s level of achievement of net revenue and EBITDA growth as compared to the net revenue and EBITDA growth of the members of a specified peer group of companies over a three year period. The peer group consists of publicly-traded life sciences companies competing in the same industry as the Company. For 2017, 2016 and 2015, the Company recorded $3,975, $3,461 and $2,271, respectively, in selling, general and administrative expenses related to these PS awards. As of December 31, 2017, total compensation cost related to unvested performance shares not yet recognized was $6,232. The cost will be amortized on a straight-line basis over the remaining weighted-average vesting period of 1.6 years.

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

CAMBREX CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except share and per share data)

(17)	Retirement Plans (continued)

International Pension Plans

A foreign subsidiary of the Company maintains a pension plan (“International Pension Plan”) for its employees that conforms to the common practice in that country. Based on local laws and customs, this plan is unfunded.

The benefit obligations as of December 31, 2017 and 2016 are as follows:

	Pension Plans
	Domestic		SERP		International
	2017	2016	2017	2016	2017	2016
Change in benefit obligation
Benefit obligation, beginning of year	$57,718	$58,556	$1,209	$1,800	$25,002	$22,748
Service cost	-	-	-	-	941	742
Interest cost	2,214	2,390	9	18	732	740
Actuarial loss	2,676	427	-	-	798	3,255
Benefits paid	(3,422)	(3,655)	(609)	(609)	(725)	(700)
Currency translation effect	-	-	-	-	2,675	(1,783)
Benefit obligation, end of year	$59,186	$57,718	$609	$1,209	$29,423	$25,002

The plan assets and funded status of the Domestic Pension Plan as of December 31, 2017 and 2016 are as follows:

	2017	2016
Change in plan assets
Fair value of plan assets, beginning of period	$39,524	$39,135
Actual return on plan assets	6,663	2,910
Contributions	3,885	1,134
Benefits paid	(3,422)	(3,655)
Fair value of plan assets, end of period	$46,650	$39,524

Unfunded status	(12,536)	(18,194)
Accrued benefit cost, end of period	$(12,536)	$(18,194)

The unfunded status of the SERP was $609 and $1,209 as of December 31, 2017 and 2016, respectively. The unfunded status of the International Pension Plan was $29,423 and $25,002 as of December 31, 2017 and 2016, respectively.

CAMBREX CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except share and per share data)

(17)	Retirement Plans (continued)

The amounts recognized in AOCI as of December 31, 2017 and 2016 consist of the following:

	Pension Plans
	Domestic		SERP		International
	2017	2016	2017	2016	2017	2016

Actuarial loss	$20,956	$23,034	$121	$362	$10,183	$9,720
Prior service cost/(benefit)	-	-	-	57	(1)	(7)
Total	$20,956	$23,034	$121	$419	$10,182	$9,713

The components of net periodic benefit cost are as follows:

	Pension Plans
	Domestic			SERP			International
	2017	2016	2015	2017	2016	2015	2017	2016	2015
Components of net periodic benefit cost
Service cost	$-	$-	$-	$-	$-	$-	$941	$742	$778
Interest cost	2,214	2,390	2,430	9	18	24	732	740	589
Expected return on plan assets	(2,707)	(2,649)	(2,870)	-	-	-	-	-	-
Amortization of prior service cost/(benefit)	-	-	-	57	57	57	(5)	(5)	(5)
Recognized actuarial loss	798	776	811	241	182	154	361	194	330
Net periodic benefit cost	$305	$517	$371	$307	$257	$235	$2,029	$1,671	$1,692

The estimated amounts that will be amortized from AOCI into net periodic benefit cost in 2018 are as follows:

	Pension Plans
	Domestic	SERP	International
Actuarial loss	$719	$121	$407
Prior service cost/(benefit)	-	-	(5)
Total	$719	$121	$402

Major assumptions used in determining the benefit obligations are presented in the following table:

	2017	2016

Discount rate:
Domestic Pension Plan	3.55%	3.95%
SERP	-	1.55%
International Pension Plan	2.65%	2.80%

Rate of compensation increase:
International Pension Plan	2.70%	2.65%

CAMBREX CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except share and per share data)

(17)	Retirement Plans (continued)

Major assumptions used in determining the net benefit cost are presented in the following table:

	2017	2016	2015

Discount rate:
Domestic Pension Plan	3.95%	4.20%	3.85%
SERP	1.55%	1.55%	1.35%
International Pension Plan	2.80%	3.35%	2.40%

Expected return on plan assets:
Domestic Pension Plan	7.00%	7.00%	7.00%

Rate of compensation increase:
International Pension Plan	2.65%	2.55%	2.20%

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

The aggregate Accumulated Benefit Obligation (“ABO”) of $59,186 exceeds plan assets by $12,536 as of December 31, 2017 for the Domestic Pension Plan. The aggregate ABO is $28,023 for the International Pension Plan as of December 31, 2017. The International Pension Plan is unfunded.

The Company expects to contribute approximately $540 in cash to the Domestic Pension Plan in 2018. The Company does not expect to contribute cash to its International Pension Plan in 2018.

The following benefit payments are expected to be paid out of the plans:

	Pension Plans
	Domestic	SERP	International

2018	$3,321	$609	$817
2019	$3,397	$-	$867
2020	$3,463	$-	$861
2021	$3,504	$-	$848
2022	$3,534	$-	$954
2023-2027	$17,350	$-	$5,344

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

CAMBREX CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except share and per share data)

(17)	Retirement Plans (continued)

The fair values of the Company’s pension plan assets by asset category are as follows:

		Fair Value Measurements at December 31, 2017 using:
Asset Category	Total	(Level 1)	(Level 2)	(Level 3)
Equity securities:
U.S. companies	$18,581	$-	$18,581	$-
International companies	10,280	-	10,280	-
U.S. fixed income	15,543	-	13,329	2,214
Commodities	2,246	-	2,246	-
	$46,650	$-	$44,436	$2,214

		Fair Value Measurements at December 31, 2016 using:
Asset Category	Total	(Level 1)	(Level 2)	(Level 3)
Equity securities:
U.S. companies	$15,567	$-	$15,567	$-
International companies	8,647	-	8,647	-
U.S. fixed income	13,432	-	11,234	2,198
Commodities	1,878	-	1,878	-
	$39,524	$-	$37,326	$2,198

The following table sets forth a summary of the changes in the fair value of the Domestic Plan’s Level 3 assets, which are annuity contracts with an insurance company, for the year ended December 31, 2017:

Group Annuity Contract

Balance at December 31, 2016	$2,198
Net investment gain	16
Balance at December 31, 2017	$2,214

Savings Plan

Cambrex makes available to all domestic employees a savings plan. Employee contributions are matched in part by Cambrex. The cost of this plan amounted to $1,491, $1,294 and $1,081 in 2017, 2016 and 2015, respectively.

CAMBREX CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except share and per share data)

(18)	Foreign Operations and Sales

The following summarized data represents the gross sales and long lived assets for the Company’s domestic and foreign entities for 2017, 2016 and 2015:

	Domestic	Foreign	Total
2017
Gross sales	$312,895	$213,041	$525,936
Long-lived assets	143,540	168,253	311,793
2016
Gross sales	$270,773	$220,765	$491,538
Long-lived assets	136,692	135,523	272,215
2015
Gross sales	$237,146	$196,710	$433,856
Long-lived assets	93,142	132,099	225,241

Export sales, included in domestic gross sales, in 2017, 2016 and 2015 amounted to $195,193, $182,215 and $159,048, respectively.

The following table shows the destination of gross sales by geographic area:

	2017	2016	2015

Europe	$327,309	$321,525	$280,593
North America	170,490	138,328	127,024
Asia	17,625	17,996	14,024
Other	10,512	13,689	12,215
Total	$525,936	$491,538	$433,856

One customer accounted for 35.1%, 36.9% and 34.5% of 2017, 2016 and 2015 consolidated gross sales, respectively.

(19)	Commitments

The Company has operating leases expiring on various dates through the year 2025. The leases are primarily for the rental of office space. At December 31, 2017, future minimum commitments under non-cancelable operating lease arrangements were as follows:

Year ended December 31:
2018	$833
2019	383
2020	262
2021	233
2022	214
2023 and thereafter	89
Total commitments	$2,014

CAMBREX CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except share and per share data)

(19)	Commitments (continued)

Total operating lease expense was $2,334, $2,044 and $1,048, for the years ended December 31, 2017, 2016 and 2015, respectively.

The Company is party to several unconditional purchase obligations resulting from contracts that contain legally binding provisions with respect to quantities, pricing and timing of purchases. The Company’s purchase obligations includes approximately $10,250 for the scheduled purchase of land and building in North Carolina by a subsidiary in 2018 and commitments to purchase utilities. At December 31, 2017, future commitments under these obligations were as follows:

Year ended December 31:
2018	$19,240
2019	359
2020	188
2021	-
2022	-
Total commitments	$19,787

(20)	Contingencies

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

In matters where the Company is able to reasonably estimate the probable and estimable costs associated with environmental proceedings, the Company accrues for the estimated costs associated with the study and remediation of applicable sites. At December 31, 2017, the reserves were $17,511, of which $16,976 is included in “Other non-current liabilities” on the Company’s balance sheet. At December 31, 2016, these reserves were $16,703, of which $15,441 is included in “Other non-current liabilities” on the Company’s balance sheet. The increase in the reserves includes adjustments to reserves of $2,858, partially offset by payments of $2,050. The reserves are adjusted periodically as remediation efforts progress or as additional technical, regulatory or legal information becomes available. Given the uncertainties regarding the outcome of investigative and study activities, the status of laws, regulations, enforcement, policies, the impact of other PRPs, technology and information related to individual sites, the Company does not believe it is possible to currently develop an estimate of the range of reasonably possible environmental loss in excess of its reserves.

Bayonne

As a result of the sale of a Bayonne, New Jersey facility, the Company became obligated to investigate site conditions and conduct required remediation under the New Jersey Industrial Site Recovery Act. The Company completed an investigation and sampling plan at the property pursuant to the New Jersey Department of Environmental Protection’s (“NJDEP”) private oversight program. The results will be used to develop a proposed remedial plan for the site, an outline of which was presented to the new property owner in December 2017. Among other things, the remedial plan is anticipated to address removal of certain impacted soils and implementation of engineering controls and deed restrictions. Once prepared, the remedial plan will set forth further details of any cleanup. Estimates of the Company’s future liability for remediation costs have been revised accordingly. As of December 31, 2017, the Company’s reserve was $717.

Clifton and Carlstadt

The Company has implemented a sampling and pilot program in Clifton and Carlstadt, New Jersey pursuant to the NJDEP private oversight program. The results of the sampling and pilot program to date have been used to develop an estimate of the Company's future liability for remediation costs, and the Company continues to move forward with the projects at each site in accordance with the established schedules and work plans. As of December 31, 2017, the Company’s reserve was $1,845.

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

CAMBREX CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except share and per share data)

(20)	Contingencies (continued)

The scope of remedial activities in the initial interim remedy is currently being developed and based upon preliminary cost estimates, the Company’s reserve was $9,829 as of December 31, 2017. The estimated costs for the initial interim remedy may be further developed and the Company’s accrual may change based upon the final remedy selected and revisions to cost estimates. At this time it is not known when the costs for the complete remediation plan will be estimable, and as such, no accrual beyond the initial interim remedy has been recorded. The Company’s share has been preliminarily estimated by the PRP group at 2.4%. While the Company will defend its position that its share should be reduced from the current level, its share could be increased or decreased depending on the outcome of the final allocation process that will take place in future periods.

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

Maybrook Site

A subsidiary of Cambrex is named a PRP of a site in Hamptonburgh, New York by the USEPA in connection with the discharge, under appropriate permits, of wastewater at that site prior to Cambrex's acquisition in 1986. The PRPs implemented soil remediation which was completed in 2012 pending approval by the USEPA. The PRPs will continue implementing the ground water remediation at the site. USEPA has advised that the site will be subject to its 5-year review process in or about June 2018. It is unclear if such review, together with an agreed proposed modification to the USEPA Consent Decree, will result in any additional site work. In May 2017, the Company made a payment to USEPA in the amount of $363 for ongoing oversight costs. As of December 31, 2017, the Company’s reserve was $329, to cover long-term ground water monitoring and related costs.

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

CAMBREX CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except share and per share data)

(20)	Contingencies (continued)

Site clean-up work under the 1997 ROD, the Consent Decree and the 2013 stipulation is ongoing and is being jointly performed by Pfizer and the Company, with NYSDEC oversight. Since 2014, Pfizer and the Company have performed supplemental remedial investigation measures requested by the NYSDEC, and the findings have been submitted to NYSDEC in various reports, including a study evaluating the feasibility of certain remedial alternatives in August 2016. By letter dated January 5, 2017, NYSDEC disapproved such feasibility study report and requested certain revisions to the report. The Company and Pfizer engaged in further discussions with NYSDEC and have agreed to submit a revised version of the August 2016 feasibility study to address certain of NYSDEC’s requests. In September 2017, the NYSDEC requested that Pfizer, the Company and the current owner of the Harriman Site, ELT Harriman LLC (“ELT”), conduct an investigation of additional constituents not addressed under the 1997 ROD based on the detection of those constituents at the Harriman Site and other properties in the area. The parties have requested more information from the State of New York to evaluate the request, while also responding to NYSDEC that no further investigation was warranted.

As it is too soon to determine whether the NYSDEC’s requests or the reports and remedial plans, when finalized, will result in any significant changes to the Company’s responsibilities, no change to the reserve has been made. ELT is conducting other investigation and remediation activities under a separate NYSDEC directive.

No final remedy for the site has been determined, which will follow further discussions with the NYSDEC. The Company estimates the range for its share of the liability at the site to be between $2,000 and $7,000. As of December 31, 2017, the Company’s reserve was $3,365. At this time, the Company is unable to provide an estimate of the ultimate investigative and remedial costs to the Company for any final remedy selected by the NYSDEC.

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

Scientific Chemical Processing (“SCP”) Superfund Site

A subsidiary of Cambrex was named a PRP of the SCP Superfund site, located in Carlstadt, New Jersey, along with approximately 130 other PRPs. The site is a former waste processing facility that accepted various waste for recovery and disposal including processing wastewater from this subsidiary. The PRPs are in the process of implementing a final remedy at the site. The SCP Superfund site has also been identified as a PRP in the Berry’s Creek Superfund site (see previous discussion). While the Company continues to dispute the methodology used by the PRP group to arrive at its interim allocation for cash contributions, the Company has paid the funding requests. A final allocation of SCP Site costs (excluding Berry’s Creek costs) is expected to be finalized in early 2018. As of December 31, 2017, the Company’s reserve was $762, of which approximately $488 is expected to be covered by insurance.

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

CAMBREX CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except share and per share data)

(20)	Contingencies (continued)

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

Additionally, as permitted under Delaware law, the Company indemnifies its officers, directors and employees for certain events or occurrences while the officer, director or employee is, or was, serving at the Company’s request in such capacity. The term of the indemnification period is for the officer's, director's or employee’s lifetime. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has a director and officer insurance policy that covers a portion of any potential exposure. The Company currently believes the estimated fair value of its indemnification agreements is not material based on currently available information, and as such, the Company had no liabilities recorded for these agreements as of December 31, 2017.

CAMBREX CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except share and per share data)

(20)	Contingencies (continued)

The Company's subsidiaries are party to a number of other proceedings that are not considered material at this time.

(21)	Discontinued Operations

For all periods presented, financial results for discontinued operations relate to environmental investigation and remediation expenses for divested sites. The following table is a reconciliation of the pre-tax (loss)/income from discontinued operations to the net (loss)/income from discontinued operations, as presented on the income statement:

	2017	2016	2015

Pre-tax (loss)/income from discontinued operations	$(2,020)	$(8,777)	$63
Income tax benefit/(expense)	706	3,130	(22)
(Loss)/income from discontinued operations, net of tax	$(1,314)	$(5,647)	$41

As of December 31, 2017 and 2016, liabilities recorded on the Company’s balance sheet related to discontinued operations were $17,511 and $16,703, respectively. At this time, we cannot reasonably estimate the period of time during which the involvement is expected to continue. Net cash used in discontinued operations was $1,440, $516, and $1,536 for 2017, 2016, and 2015, respectively. Refer to Note 20 to the Company’s consolidated financial statements for further disclosures on the Company’s environmental contingencies.

CAMBREX CORPORATION AND SUBSIDIARIES

SELECTED QUARTERLY FINANCIAL AND SUPPLEMENTARY DATA - UNAUDITED

(in thousands, except per share data)

	1st	2nd	3rd	4th
	Quarter	Quarter	Quarter	Quarter
2017
Gross sales	$103,711	$134,487	$112,233	$175,505
Net revenues	105,006	134,554	112,619	182,277
Gross profit	46,825	57,502	46,889	78,871
Income from continuing operations (1)	21,115	25,124	17,276	40,249
(Loss)/income from discontinued operations (3)	(1,250)	(94)	20	10
Net income	19,865	25,030	17,296	40,259

Earnings per share of common stock: (4)
Basic	0.61	0.77	0.53	1.23
Diluted	0.60	0.75	0.52	1.20
Average shares:
Basic	32,454	32,629	32,749	32,810
Diluted	33,365	33,469	33,512	33,532

	1st	2nd	3rd	4th
	Quarter	Quarter	Quarter	Quarter
2016
Gross sales	$93,935	$119,054	$99,867	$178,682
Net revenues	94,741	118,638	99,399	177,866
Gross profit	38,899	48,557	37,602	79,167
Income from continuing operations (2)	14,845	20,810	13,721	37,949
Loss from discontinued operations (3)	(263)	(316)	(4,503)	(565)
Net income	14,582	20,494	9,218	37,384

Earnings per share of common stock: (4)
Basic	0.46	0.64	0.29	1.16
Diluted	0.44	0.62	0.28	1.13
Average shares:
Basic	31,886	32,063	32,149	32,240
Diluted	32,771	32,926	32,999	33,107

(1)

Income from continuing operations for the first, second, third, and fourth quarters includes a favorable impact to tax expense of $2,654, $1,725, $735, and $122, respectively, from the adoption of ASU 2016-09, and expense of $117 in the fourth quarter as a result of the change in enacted tax rates in the U.S. and the toll tax.

(2)

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

As required by SEC Rule 13a-15(b), the Company carried out an evaluation, under the supervision and with the participation of management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this Annual Report. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that as of December 31, 2017, the disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports filed or submitted under the Exchange Act are (i) recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we carried out an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2017 based on the Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Our management, including the Chief Executive Officer and Chief Financial Officer, concluded that based on its assessment, the Company’s internal control over financial reporting was effective as of December 31, 2017. Effectiveness of our internal control over financial reporting as of December 31, 2017 has been audited by BDO USA, LLP, an independent registered public accounting firm, as stated in their report which appears elsewhere herein.

Changes in Internal Control over Financial Reporting

During the period covered by this report, other than as listed below, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

In the quarter ended December 31, 2017, we implemented new controls to mitigate the risk associated with our efforts to adopt the new revenue recognition standard.  In particular, we implemented new controls related to: Identifying single-use and multi-use products, including changes to our contract review controls; new processes to measure satisfaction of performance obligations, processes for calculating the cumulative effect adjustment as well as related disclosure requirements under the new guidance.

Item 9B     Other Information.

None.

PART III

Item 10	Directors, Executive Officers and Corporate Governance.

Executive Officers of the Registrant

The following table lists the officers of the Company:

Name	Age	Office

Steven M. Klosk (i) (ii)	60	President, Chief Executive Officer

Shawn P. Cavanagh (i) (ii)	51	Executive Vice President and Chief Operating Officer

James G. Farrell (ii)	51	Vice President and Corporate Controller

Samantha M. Hanley (i) (ii)	40	Vice President, General Counsel, and Secretary

Gregory P. Sargen (i) (ii)	52	Executive Vice President, Corporate Development and Strategy

Tom G. Vadaketh (i) (ii)	55	Executive Vice President and Chief Financial Officer

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

Mr. Sargen joined Cambrex in February 2003 and currently serves as Executive Vice President, Corporate Development and Strategy since January 2017. He previously served as Executive Vice President and Chief Financial Officer from January 2011 to January 2017, and Vice President and Chief Financial Officer since February 2007. Mr. Sargen previously held the position of Vice President, Finance. Previously, he was with Exp@nets, Inc. from 1999 through 2002, serving in the roles of Executive Vice President, Finance/Chief Financial Officer and Vice President/Corporate Controller. From 1996 to 1998, he was with Fisher Scientific International’s Chemical Manufacturing Division, serving in the roles of Vice President, Finance and Controller. Mr. Sargen has also held various positions in finance, accounting and audit with Merck & Company, Inc., Heat and Control, Inc., and Deloitte & Touche. Mr. Sargen currently serves on the Board of Directors of Avid Bioservices, Inc., a publicly traded clinical-stage biopharmaceutical company.

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

The remaining information required by this item will be included in the 2018 Proxy Statement and is incorporated herein by reference.

Item 11	Executive Compensation.

The remaining information required by this item will be included in the 2018 Proxy Statement and is incorporated herein by reference.

Item 12	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The remaining information required by this item will be included in the 2018 Proxy Statement and is incorporated herein by reference.

Item 13	Certain Relationships and Related Transactions and Director Independence.

The remaining information required by this item will be included in the 2018 Proxy Statement and is incorporated herein by reference.

Item 14	Principal Accountant Fees and Services.

The remaining information required by this item will be included in the 2018 Proxy Statement and is incorporated herein by reference.

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

3.     The exhibits filed in this report are listed in the Exhibit Index on pages 84-85.

Item 16        Form 10-K Summary.

None.

SCHEDULE II

CAMBREX CORPORATION

VALUATION AND QUALIFYING ACCOUNTS

FOR THE YEARS ENDED DECEMBER 31, 2017, 2016 and 2015

(dollars in thousands)

Column A	Column B	Column C		Column D	Column E
		Additions
		Charged/	Charged/
	Balance	(Credited) to	(Credited) to		Balance
	Beginning	Cost and	Other		End of
	of Year	Expenses	Accounts	Deductions	Year
Description
Year ended December 31, 2017:
Doubtful trade receivables and returns and allowances	$341	$674	$69	$23	$1,061
Deferred tax valuation allowance	11,459	315	50	-	11,824
Year ended December 31, 2016:
Doubtful trade receivables and returns and allowances	$304	$61	$(24)	$-	$341
Deferred tax valuation allowance	9,863	1,673	(77)	-	11,459
Year ended December 31, 2015:
Doubtful trade receivables and returns and allowances	$346	$(11)	$(31)	$-	$304
Deferred tax valuation allowance	8,944	3,134	(2,215)	-	9,863

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CAMBREX CORPORATION

By:	/s/ Tom G. Vadaketh
Tom G. Vadaketh
Executive Vice President and Chief Financial Officer

Date: February 8, 2018

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	Signature	Title	Date

/s/	STEVEN M. KLOSK	President and Chief Executive Officer,	February 8, 2018
	Steven M. Klosk	and Director

/s/	TOM G. VADAKETH	Executive Vice President and Chief Financial	February 8, 2018
	Tom G. Vadaketh	Officer (Principal Financial Officer
and Accounting Officer)

/s/	SHLOMO YANAI	Chairman of the Board of Directors	February 8, 2018
Shlomo Yanai

/s/	GREGORY B. BROWN	Director	February 8, 2018
Gregory B. Brown, M.D.

/s/	ROSINA B. DIXON	Director	February 8, 2018
Rosina B. Dixon, M.D.

/s/	CLAES GLASSELL	Director	February 8, 2018
Claes Glassell

/s/	LOUIS J. GRABOWSKY	Director	February 8, 2018
Louis J. Grabowsky

/s/	BERNHARD HAMPL	Director	February 8, 2018
Bernhard Hampl, PhD

/s/	KATHRYN RUDIE HARRIGAN	Director	February 8, 2018
Kathryn Rudie Harrigan, PhD

/s/	ILAN KAUFTHAL	Director	February 8, 2018
Ilan Kaufthal

/s/	PETER G. TOMBROS	Director	February 8, 2018
Peter G. Tombros

EXHIBIT INDEX

Exhibit No.		Description

3.1	--	Amended and Restated Certificate of Incorporation of Cambrex Corporation (C)
3.2	--	Amended and Restated By Laws of Cambrex Corporation (D)
4.1	--	Form of Certificate for shares of Common Stock of Cambrex Corporation (E)
10.1	--

Credit Agreement, dated November 2, 2011, among Cambrex Corporation, the subsidiary borrowers party thereto, the subsidiary guarantors party thereto, the lenders party thereto and JP Morgan Chase Bank, N.A., as Administrative Agent (F)

10.2	--	Administrative Consent Order of the New Jersey Department of Environmental Protection to Cosan Chemical Corporation, dated September 16, 1985 (G)
10.3	--

Settlement Agreement and Release and Environmental Escrow Agreement, dated July 30, 2007, between Rutherford Chemicals LLC, Vertellus Specialties Holdings UK Ltd. (formerly Rutherford Chemicals UK Ltd.), Vertellus Specialties UK Ltd. (formerly Seal Sands Chemicals Ltd.), and Vertellus Specialties Holdings Corp. (formerly Rutherford Chemicals Holdings Corp.) and Cambrex Corporation, Nepara, Inc., CasChem Inc., Zeeland Chemicals, Inc., Nepcam, Inc. and Cambrex Ltd. (H)

10.4	--	Gregory P. Sargen Offer of Employment Letter (I)
10.5	--	Employment Agreement, dated February 6, 2007, between Cambrex Corporation and Gregory P. Sargen (J)
10.6	--	Shawn P. Cavanagh Offer of Employment Letter (K)
10.7	--	Employment Agreement, dated January 17, 2011, between Cambrex Corporation and Shawn P. Cavanagh (L)
10.8	--	Tom Vadaketh Offer of Employment Letter (M)
10.9	--	Employment Agreement, dated January 20, 2017, between Cambrex Corporation and Tom Vadaketh (N)
10.10	--	Cambrex Corporation Savings Plan (O)
10.11	--	Cambrex Corporation Supplemental Retirement Plan (P)
10.12	--	Cambrex Corporation Executive Cash Incentive Plan (Q)
10.13	--	Cambrex Corporation 2004 Incentive Plan (R)
10.14	--	Cambrex Corporation 2009 Long-Term Incentive Plan (as amended and restated, effective April 29, 2015) (S)
10.15	--	Form of Performance Share Agreement under 2009 Long-Term Incentive Plan (T)
10.16	--	Form of Stock Option Agreement under 2009 Long-Term Incentive Plan (U)
10.17	--	Cambrex Corporation 2012 Equity Incentive Plan for Non-Employee Directors (V)
10.18	--	Form of Stock Option Agreement under 2012 Equity Incentive Plan for Non-Employee Directors (W)
21.1	--	Subsidiaries of the Registrant (A)
23.1	--	Consent of BDO USA, LLP, independent registered public accounting firm (A)
31.1	--	Chief Executive Officer Certification pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended (A)
31.2	--	Chief Financial Officer Certification pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended (A)
32.1	--	Chief Executive officer and Chief Financial Officer Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (B)
101.INS	--	XBRL Instance Document (A)
101.SCH	--	XBRL Taxonomy Extension Schema (A)
101.CAL	--	XBRL Taxonomy Extension Calculation Linkbase (A)
101.DEF	--	XBRL Taxonomy Extension Definition Linkbase (A)
101.LAB	--	XBRL Taxonomy Extension Label Linkbase (A)
101.PRE	--	XBRL Taxonomy Extension Presentation Linkbase (A)

See legend on following page

EXHIBIT INDEX

(A)	Filed herewith.

(B)	Furnished herewith.

(C)	Incorporated by reference to Exhibit 3.3 to the Registrant’s Current Report on Form 8-K, filed April 30, 2012.

(D)	Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed November 3, 2017.

(E)	Incorporated by reference to Exhibit 4(a) to the Registrant’s Registration Statement on Form S-1, Registration No. 03-316419.

(F)	Incorporated by reference to Exhibit 10.9 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2011, filed November 4, 2011.

(G)	Incorporated by reference to Exhibit 10(Q) to the Registrant’s Registration Statement on Form S-1, Registration No. 03-316419.

(H)	Incorporated by reference to Exhibit 10.10 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2007, filed August 7, 2007.

(I)	Incorporated by reference to Exhibit 10.19 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2015, filed February 9, 2016.

(J)	Incorporated by reference to Exhibit 10.25 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2006, filed March 15, 2007.

(K)	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed January 13, 2011.

(L)	Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed January 13, 2011.

(M)	Incorporated by reference to Exhibit 10.20 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2016, filed February 3, 2017.

(N)	Incorporated by reference to Exhibit 10.21 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2016, filed February 3, 2017.

(O)	Incorporated by reference to the Registrant’s Registration Statement on Form S-8, Registration No. 03-381782, filed July 20, 1994.

(P)	Incorporated by reference to Exhibit 10.23 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1994, filed March 24, 1995.

(Q)	Incorporated by reference to Exhibit 10.33 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2012, filed May 4, 2012.

(R)	Incorporated by reference to Exhibit 2 to the Registrant’s Definitive Proxy Statement for the 2004 Annual Meeting of Stockholders, filed March 22, 2004.

(S)	Incorporated by reference to Exhibit 4.3 to the Registrant’s Registration Statement on Form S-8, Registration No. 333-206045, filed August 3, 2015.

(T)	Incorporated by reference to Exhibit 10.5 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2012, filed February 7, 2013.

(U)	Incorporated by reference to Exhibit 10.30 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2013, filed August 1, 2013.

(V)	Incorporated by reference to Exhibit 10.34 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2012, filed May 4, 2012.

(W)	Incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2013, filed May 3, 2013.