Form 10-Q
period 2018-03-31
CAMBREX CORP
filed 2018-05-03
CIK 820081

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended March 31, 2018

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

As of May 1, 2018, there were 32,959,491 shares outstanding of the registrant’s Common Stock, $.10 par value.

CAMBREX CORPORATION AND SUBSIDIARIES

Forward-Looking Statements

This document contains “forward-looking statements,” including statements or tables regarding expected performance.  These and other forward-looking statements may be identified by the fact that they use words such as “guidance,” “expects,” “anticipates,” “intends,” “estimates,” “believes” or similar expressions.  Any forward-looking statements contained herein are based on current plans and expectations and involve risks and uncertainties that could cause actual outcomes and results to differ materially from current expectations.  The factors described in Item 1A of Part I of the Company’s Annual Report on Form 10-K for the period ended December 31, 2017 captioned “Risk Factors,” or otherwise described in the Company’s filings with the SEC provide examples of such risks and uncertainties that may cause the Company’s actual results to differ materially from the expectations the Company describes in its forward-looking statements, including, but not limited to, customer and product concentration, the Company’s ability to win new customer contracts and renew existing contracts on favorable terms, significant declines in sales of products to our customers, pharmaceutical outsourcing trends, competitive pricing or product developments, market acceptance and adoption rate of its customers’ products, government legislation and regulations (including those pertaining to environmental issues), tax rate, interest rate, technology, manufacturing and legal issues, including the outcome of outstanding litigation, environmental matters, changes in foreign exchange rates, uncollectible receivables, the timing and/or volume of orders or shipments and the Company’s ability to meet its production plan and customer delivery schedules, expected timing of completion of capacity expansions, our ability to successfully integrate acquired businesses, loss on disposition of assets, cancellations or delays in renewal of contracts, lack of suitable raw materials, the Company’s ability to receive regulatory approvals for its products, continued demand in the U.S. for late stage clinical products and the successful outcome of the Company’s investment in new products.

For further details and a discussion of these and other risks and uncertainties, investors are encouraged to review the Cambrex Annual Report on Form 10-K for the fiscal year ended December 31, 2017, including the Forward-Looking Statement sections therein, and other filings with the SEC.  The Company cautions investors and potential investors not to place undue reliance on the forward-looking statements contained in this Quarterly Report on Form 10-Q and to give careful consideration to the risks and uncertainties listed above and contained in the Company’s SEC filings.  The forward-looking statements in this Quarterly Report on Form 10-Q speak only as of the date of this document, and the Company undertakes no obligation to update or revise any of these statements.

Part I - FINANCIAL INFORMATION

Item 1.	Financial Statements

CAMBREX CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets

(in thousands, except share data)

	March 31,	December 31,
	2018	2017
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$187,568	$183,284
Trade receivables, net	55,166	75,144
Contract assets	88,990	-
Other receivables	21,866	20,891
Inventories, net	104,544	138,542
Prepaid expenses and other current assets	4,607	4,217
Total current assets	462,741	422,078
Property, plant and equipment, net	270,378	254,299
Goodwill	44,372	43,626
Intangible assets, net	13,442	13,868
Deferred income taxes	1,822	3,198
Other non-current assets	3,465	3,496
Total assets	$796,220	$740,565

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$43,932	$35,017
Contract liabilities, current	6,721	4,707
Taxes payable	8,162	43
Accrued expenses and other current liabilities	32,938	42,774
Total current liabilities	91,753	82,541
Contract liabilities, non-current	39,000	39,000
Deferred income taxes	7,129	7,806
Accrued pension benefits	40,633	41,141
Other non-current liabilities	24,968	25,213
Total liabilities	203,483	195,701
Stockholders' equity:
Common stock, $.10 par value; authorized 100,000,000, issued 34,383,644 and 34,270,975 shares at respective dates	3,438	3,427
Additional paid-in capital	170,340	165,979
Retained earnings	470,103	429,826
Treasury stock, at cost, 1,424,153 and 1,424,153 shares at respective dates	(12,140)	(12,140)
Accumulated other comprehensive loss	(39,004)	(42,228)
Total stockholders' equity	592,737	544,864
Total liabilities and stockholders' equity	$796,220	$740,565

See accompanying notes to unaudited consolidated financial statements.

CAMBREX CORPORATION AND SUBSIDIARIES

Consolidated Income Statements

(unaudited – in thousands, except per share data)

	Three Months Ended
	March 31,
	2018	2017
Gross sales	$139,130	$103,711
Commissions, allowances and rebates	209	594
Net sales	138,921	103,117
Other revenues, net	2,176	1,889
Net revenue	141,097	105,006
Cost of goods sold	90,242	58,131
Gross profit	50,855	46,875
Operating expenses:
Selling, general and administrative expenses	16,855	15,391
Research and development expenses	3,619	3,890
Total operating expenses	20,474	19,281
Operating profit	30,381	27,594
Other expenses:
Interest expense, net	82	266
Other expenses, net	264	401
Income before income taxes	30,035	26,927
Provision for income taxes	5,786	5,812
Income from continuing operations	24,249	21,115
Loss from discontinued operations, net of tax	(191)	(1,250)
Net income	$24,058	$19,865
Basic earnings/(loss) per share of common stock:
Income from continuing operations	$0.74	$0.65
Loss from discontinued operations, net of tax	$(0.01)	$(0.04)
Net income	$0.73	$0.61
Diluted earnings/(loss) per share of common stock:
Income from continuing operations	$0.72	$0.63
Loss from discontinued operations, net of tax	$(0.00)	$(0.03)
Net income	$0.72	$0.60
Weighted average shares outstanding:
Basic	32,894	32,454
Effect of dilutive stock based compensation	727	911
Diluted	33,621	33,365

See accompanying notes to unaudited consolidated financial statements.

CAMBREX CORPORATION AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

(unaudited – in thousands)

	Three Months Ended
	March 31,
	2018	2017
Net income	$24,058	$19,865
Other comprehensive income:
Foreign currency translation adjustments	2,929	2,468
Pension plan amortization of net actuarial loss and prior service cost, net of tax of $108 and $115 at respective dates	295	244
Comprehensive income	$27,282	$22,577

See accompanying notes to unaudited consolidated financial statements.

CAMBREX CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(unaudited – in thousands)

	Three Months Ended
	March 31,
	2018	2017
Cash flows from operating activities:
Net income	$24,058	$19,865
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,517	7,185
Non-cash deferred revenue	(808)	(3,711)
Increase in inventory reserve	2,481	688
Stock based compensation	1,650	1,786
Deferred income tax provision	682	634
Other	(353)	(337)
Changes in assets and liabilities:
Account receivables and contract assets	(15,123)	43,313
Inventories	(58)	(28,246)
Prepaid expenses and other current assets	(1,241)	1,521
Accounts payable and other current liabilities	4,124	(9,982)
Contract liabilities, current	1,161	1,450
Other non-current assets and liabilities	388	407
Discontinued operations:
Non-current liabilities	265	1,923
Net cash used in discontinued operations	(292)	(511)
Net cash provided by operating activities	24,451	35,985
Cash flows from investing activities:
Capital expenditures	(23,791)	(12,172)
Net cash used in investing activities	(23,791)	(12,172)
Cash flows from financing activities:
Proceeds from stock options exercised	2,722	725
Net cash provided by financing activities	2,722	725
Effect of exchange rate changes on cash and cash equivalents	902	495
Net increase in cash and cash equivalents	4,284	25,033
Cash and cash equivalents at beginning of period	183,284	74,141
Cash and cash equivalents at end of period	$187,568	$99,174

See accompanying notes to unaudited consolidated financial statements.

CAMBREX CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(in thousands, except share data)

(Unaudited)

(1)	Basis of Presentation

Unless otherwise indicated by the context, "Cambrex" or the "Company" means Cambrex Corporation and subsidiaries.

The accompanying unaudited consolidated financial statements have been prepared from the records of the Company.  In the opinion of management, the financial statements include all adjustments, which are of a normal and recurring nature, except as otherwise described herein, and are necessary for a fair statement of financial position and results of operations in conformity with U.S. generally accepted accounting principles (“GAAP”).  These interim financial statements should be read in conjunction with the financial statements for the year ended December 31, 2017.

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

(2)	Impact of Recently Issued Accounting Pronouncements

The following accounting pronouncements became effective for the Company in the first three months of 2018:

Revenue from Contracts with Customers

In May 2014, the FASB issued ASU 2014-09 which introduces a new five-step revenue recognition model in which an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.

On January 1, 2018, the Company adopted the new accounting standard ASC Topic 606, Revenue from Contracts with Customers and all the related amendments (“new revenue standard”) to all contracts not completed as of January 1, 2018 using the modified retrospective method.  The cumulative effect of initially applying the new revenue standard was $16,219 and has been recorded as an adjustment to the opening balance of retained earnings.  The cumulative effect adjustment relates primarily to the recognition of revenue and costs for contracts that transfer promised goods or services over time.  Gross sales, cost of goods sold, and tax expense of $51,896, $31,347, and $4,330 respectively, were recorded as part of the cumulative effect adjustment.  The comparative information has not been restated and is reported in accordance with accounting standard Topic 605, which was in effect for those periods.

CAMBREX CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(in thousands, except share data)

(Unaudited)

The adoption of the new revenue standard impacted the consolidated financial statements as follows:

Income Statement

	For the Three Months Ended March 31, 2018
	As Reported	Effect of Change Higher/(Lower)	Amount Without Adoption of ASC 606
Gross sales	$139,130	$37,280	$101,850
Net revenue	141,097	37,280	103,817
Cost of goods sold	90,242	20,699	69,543
Gross profit	50,855	16,581	34,274
Operating profit	30,381	16,581	13,800
Provision for income taxes	5,786	3,171	2,615
Income from continuing operations	24,249	13,410	10,839
Net income	24,058	13,410	10,648
Diluted earnings per share from continuing operations	0.72	0.40	0.32

Balance Sheet

	March 31, 2018
	As Reported	Effect of Change Higher/(Lower)	Balances Without Adoption of ASC 606
Current Assets
Trade receivables	$55,166	$-	$55,166
Contract assets	88,990	88,990	-
Inventory	104,544	(51,886)	156,430

Current Liabilities
Contract liabilities, current	6,721	-	6,721
Taxes payable	8,162	7,819	343

Stockholders' Equity
Retained earnings	470,103	29,629	440,474

Presentation of Net Periodic Benefit Cost Related to Defined Benefit Plans

In March 2017, the FASB issued ASU 2017-07 which amends the requirements in ASC 715 related to the income statement presentation of the components of net periodic benefit cost for an entity’s sponsored defined pension and other postretirement plans. The ASU requires entities to disaggregate the current-service-cost component from the other components of net benefit cost and present it with other current

CAMBREX CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(in thousands, except share data)

(Unaudited)

compensation costs for related employees in the income statement and present the other components elsewhere in the income statement and outside of income from operations if such subtotal is presented. This standard became effective for the Company on January 1, 2018. For the three months ended March 31, 2018, the Company recorded $311 to “Other expenses, net” which formerly would have been recorded as “Selling, general and administrative expenses” or “Cost of goods sold.”  To conform to the current year presentation, the Company reclassified $363 from “Selling, general and administrative expenses” and $50 from “Cost of goods sold” to “Other expenses, net” for the three months ended March 31, 2017.

Scope of Modification Accounting, Stock Based Compensation

In May 2017, the FASB issued ASU 2017-09 which provides clarification on when modification accounting should be used for changes to the terms or conditions of a share-based payment award. This ASU does not change the accounting for modifications but clarifies that modification accounting guidance should only be applied if there is a change to the value, vesting conditions, or award classification and would not be required if the changes are considered non-substantive. The update became effective on January 1, 2018 and did not have a material impact on the Company’s consolidated financial statements.

Business Combinations – Clarifying the Definition of a Business

In January 2017, the FASB issued ASU 2017-01 which clarifies the definition of a business to assist entities with evaluating whether transactions should be accounted for as acquisitions or disposals of assets or businesses. The standard introduces a screen for determining when assets acquired are not a business and clarifies that a business must include, at a minimum, an input and a substantive process that contribute to an output to be considered a business. The amendment became effective on January 1, 2018 and did not have a material impact on the Company’s consolidated financial statements.

Statement of Cash Flows - Classification of Certain Cash Receipts and Cash Payments

In August 2016, the FASB issued ASU 2016-15 which provides guidance on the presentation and classification in the statement of cash flows for specific cash receipt and payment transactions, including debt prepayment or extinguishment costs, contingent consideration payments made after a business combination, proceeds from the settlement of insurance claims and corporate-owned life insurance policies, and distributions received from equity method investees. The standard became effective on January 1, 2018 and did not have a material impact on the Company’s consolidated financial statements.

Statement of Cash Flows – Restricted Cash

In November 2016, the FASB issued ASU 2016-18 which clarifies the presentation requirements of restricted cash within the statement of cash flows. The changes in restricted cash and restricted cash equivalents during the period should be included in the beginning and ending cash and cash equivalents balance reconciliation on the statement of cash flows. When cash, cash equivalents, restricted cash or restricted cash equivalents are presented in more than one line item within the statement of financial position, an entity shall calculate a total cash amount in a narrative or tabular format that agrees to the amount shown on the statement of cash flows.  Details on the nature and amounts of restricted cash should also be disclosed.  The update became effective on January 1, 2018 and did not have a material impact on the Company’s consolidated financial statements.

CAMBREX CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(in thousands, except share data)

(Unaudited)

The following recently issued accounting pronouncements will become effective for the Company in future periods:

Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income

In February 2018, the FASB issued ASU 2018-02 to address the tax effects of the Tax Cuts & Jobs Act (“TCJA”) on amounts that were initially recognized directly in AOCI. ASU 2018-02 allows an entity to elect a one-time reclassification from AOCI to retained earnings of stranded tax effects due to the enactment of TCJA, equal to the difference between the amount initially charged or credited directly to AOCI at the previously enacted U.S. federal corporate income tax rate and the amount that would have been charged or credited directly to AOCI by using the newly enacted tax rate, excluding the effect of any valuation allowance previously charged to income from continuing operations. ASU 2018-02 is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted. The Company is evaluating the provisions of ASU 2018-02 and will determine in a later period if the reclassification from AOCI to retained earnings addressed in the ASU will be elected.

Effects of the Tax Cuts and Jobs Act

In March 2018, the FASB issued ASU 2018-05, Income Taxes (Topic 740): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118 (“SAB No. 118”) which allowed SEC registrants to record provisional amounts for the year ended December 31, 2017 due to the complexities involved in accounting for the enactment of TCJA. The Company recognized the estimated income tax effects of TCJA in its 2017 Consolidated Financial Statements in accordance with SAB No. 118. Refer to Note 6 for further information regarding the provisional amounts recorded by the Company as of December 31, 2017.

Leases

In February 2016, the FASB issued ASU 2016-02 which requires lessees to recognize right of use assets and lease liabilities on the balance sheet for all leases with terms greater than twelve months.  This standard is effective for fiscal years beginning after December 15, 2018, including interim periods within that reporting period.  At this time, the Company has no significant financing leases and only a limited number of operating leases. The result of adoption will be an increase to assets and liabilities by the same amount for the identified operating leases.  The Company is currently evaluating the new guidance and does not expect the adjustment will be material to the Company, assuming there is not an increase in lease activity.

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

(3)	Revenue

In accordance with ASC 606, the Company disaggregates its revenue from customers with contracts by revenue streams. The Company’s revenue streams are presented in the following table:

Three Months Ended
March 31, 2018
Single-use products	$71,901
Multi-use products	62,679
Service revenue	4,550
Total gross sales	$139,130

Revenue is recognized when control over a product or service is transferred to a customer.  Revenue is measured as the amount of consideration expected in exchange for transferring goods or providing services.

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

The Company does not disclose the value of unsatisfied performance obligations for contracts with an original expected length of one year or less.  The Company does not have any unsatisfied performance obligations for contracts greater than one year.  The costs incurred to obtain or fulfill a contract are not material.

For variable consideration arrangements where the transaction price fluctuates based on quantity, the most likely estimated quantity is assumed using forecasts provided by the customer.

Single-use products

In most single use product sales, a quantity is ordered and manufactured according to the customer’s specifications and typically only one performance obligation is included. The Company also manufactures early phase product that can be included in a contract with services.  These services are distinct and separated from the product performance obligations and are shown as a service revenue stream.  The products are manufactured exclusively for a specific customer and have no alternative use.  Under these customer agreements, the Company is entitled to consideration for progress to date that includes an element of profit margin. Revenues related to this product stream are recognized over time utilizing a measure of progress toward satisfaction of the performance obligations. The Company measures progress using an input method which compares the cost of cumulative work in process to date to the most current estimates for the entire performance obligation. The raw materials are excluded from this measurement due to the high value and inclusion in the early stages of the project that would otherwise overstate progress to date.

CAMBREX CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(in thousands, except share data)

(Unaudited)

Multi-use products

The Company’s multi-use product sales can be sold to multiple customers and have an alternative use. Both the transaction sales price and shipping terms are agreed upon in the contract. For these products, all revenue is recognized at a point in time, generally when title to products and risk of loss is transferred to the customers based upon shipping terms.  These arrangements typically include only one performance obligation.

Service revenue

The service revenue stream represents services provided to a customer that has a drug they wish to attempt to bring through the regulatory approval process. The customer owns the drug details and process. The Company works with its customers to develop, validate and document the production process in order to comply with the regulatory approval process. These custom development projects could have one or more performance obligations with no alternative use. The contracts are structured to ensure the Company is paid for in-process work, including a profit margin. Revenues related to this stream are recognized over time by allocating to each performance obligation the best estimate of the standalone selling price of each service. The Company measures progress using an input method which compares the cost of cumulative work in process to date to the most current estimates for the entire performance obligation.  Standalone selling prices are generally based on the prices charged to customers or based on an expected cost-plus margin.

Contract balances

The timing of revenue recognition, billings and cash collections results in billed trade receivables, contracts assets (unbilled receivables), and contract liabilities (customer advances and deferred revenue). For each reporting period presented, the Company reports contract balances in a net contract asset or liability position on a contract-by-contract basis. Contract assets are recorded when the right to consideration is conditioned on something other than the passage of time.  When an entity’s right to consideration is unconditional, the receivable is recorded within Trade Receivables on the balance sheet.  Contract liabilities represent advance payments from customers, and deferred revenue.  Contract assets will convert to trade receivables or cash and current contract liabilities will convert into revenue within a one-year period.

Payment terms can vary by the type and location of the customer and the products or services offered. The term between invoicing and when payment is due is not significant. For certain products or services and customer types, payment prior to satisfaction of a performance obligation can be required, and results in recording a contract liability.

The following table details the significant changes in the contract assets during the period:

Contract Assets
Balance as of January 1, 2018	$51,896
Revenue recognized from performance obligations satisfied	72,031
Transferred to trade receivables	(34,751)
Currency impact	(186)
Balance as of March 31, 2018	$88,990

CAMBREX CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(in thousands, except share data)

(Unaudited)

The Company recognized in revenue $808 in the three months ended March 31, 2018 for which the contract liability was recorded in a prior period.

(4)	Net Inventories

Inventories are stated at the lower of cost and net realizable value.  Cost is determined on a first-in, first-out basis.

Net inventories consist of the following:

	March 31, 2018	December 31, 2017
Finished goods	$25,753	$41,521
Work in process	26,626	47,386
Raw materials	44,850	42,491
Supplies	7,315	7,144
Total	$104,544	$138,542

(5)	Goodwill and Intangible Assets

The change in the carrying amount of goodwill for the three months ended March 31, 2018, is as follows:

Balance as of December 31, 2017	$43,626
Translation effect	746
Balance as of March 31, 2018	$44,372

Acquired intangible assets, which are amortized, consist of the following:

		As of March 31, 2018
	Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Internal-use software	3 - 7 years	$7,094	$(2,093)	$5,001
Technology-based intangibles	20 years	3,746	(1,499)	2,247
Customer-related intangibles	10 - 15 years	7,627	(1,433)	6,194
		$18,467	$(5,025)	$13,442

CAMBREX CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(in thousands, except share data)

(Unaudited)

		As of December 31, 2017
	Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Internal-use software	3 - 7 years	$7,074	$(1,810)	$5,264
Technology-based intangibles	20 years	3,646	(1,413)	2,233
Customer-related intangibles	10 - 15 years	7,608	(1,237)	6,371
		$18,328	$(4,460)	$13,868

The change in the gross carrying amount is due to the impact of foreign currency translation and additions.

Amortization expense was $513 and $398 for the three months ended March 31, 2018 and 2017, respectively.

Amortization expense related to intangible assets is expected to be approximately $2,053 for 2018 and 2019, $2,036 for 2020, $2,031 for 2021, and $1,606 for 2022.

(6)	Income Taxes

Income tax expense from continuing operations for the three months ended March 31, 2018 and 2017 was $5,786 and $5,812, respectively.  The effective tax rate for the three months ended March 31, 2018 and 2017 was 19.3% and 21.6%, respectively.  Excluding the favorable effects of TCJA, the effective tax rate would have been approximately 30.3% for the three months ended March 31, 2018.  Excluding the favorable impact of immediately recognizing certain effects of share-based compensation, the effective tax rate would have been 31.4% for the three months ended March 31, 2017.

Under SAB No. 118, the Company’s evaluation of the TCJA toll charge on accumulated foreign earnings is not complete and the taxes payable of $2,105 recorded at December 31, 2017 is provisional. The Company has not obtained, prepared and analyzed the information necessary to finalize its computations and accounting for the toll charge.  In future periods within the one year measurement period, the Company will disclose when the accounting for the income tax effects of TCJA has been completed.

Cambrex is including tax on global intangible low-taxed income (“GILTI”) as a component of current tax expense in its estimated annual effective tax rate. The Company is considering whether to elect an accounting policy to treat GILTI inclusions as a period cost in each year incurred, or to recognize deferred taxes for expected future GILTI inclusions, therefore this accounting policy election is incomplete under SAB No. 118.

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

None of the foreign currency forward contracts entered into during the three months ended March 31, 2018 and 2017 were designated for hedge accounting treatment.  The notional amounts of the Company’s outstanding foreign exchange forward contracts were $52,421 and $32,781 at March 31, 2018 and December 31, 2017, respectively.  The Company does not hold or purchase any foreign currency forward contracts for trading or speculative purposes and no contractual term is greater than twelve months.

The fair value of the Company’s foreign exchange forward contracts outstanding was a gain of $361 and $83 at March 31, 2018 and December 31, 2017, respectively.  Losses are recorded in “Accrued expenses and other current liabilities” and gains are recorded in “Prepaid expenses and other current assets” on the balance sheet and “Other revenues, net” on the income statement.

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

The following table provides the assets and liabilities carried at fair value, measured on a recurring basis, as of March 31, 2018 and December 31, 2017:

Fair Value - Level 2	March 31, 2018	December 31, 2017
Foreign currency forwards, assets	$361	$83

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

CAMBREX CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(in thousands, except share data)

(Unaudited)

(9)	Accumulated Other Comprehensive Income/(Loss)

The following tables provide the changes in AOCI by component (pension, net of tax) for the three months ended March 31, 2018 and 2017:

	Foreign Currency Translation Adjustments	Pension Plans	Total
Balance as of December 31, 2017	$(12,040)	$(30,188)	$(42,228)
Other comprehensive income before reclassifications	2,929	-	2,929
Amounts reclassified from accumulated other comprehensive loss	-	295	295
Net current-period other comprehensive income	2,929	295	3,224
Balance as of March 31, 2018	$(9,111)	$(29,893)	$(39,004)

	Foreign Currency Translation Adjustments	Pension Plans	Total
Balance as of December 31, 2016	$(34,290)	$(31,230)	$(65,520)
Other comprehensive income before reclassifications	2,468	-	2,468
Amounts reclassified from accumulated other comprehensive loss	-	244	244
Net current-period other comprehensive income	2,468	244	2,712
Balance as of March 31, 2017	$(31,822)	$(30,986)	$(62,808)

The following table provides the reclassifications from AOCI by component for the three months ended March 31, 2018 and 2017:

Details about AOCI Components	Three Months Ended March 31, 2018	Three Months Ended March 31, 2017
Amortization of defined benefit pension items:
Actuarial losses	$(404)	$(346)
Prior service costs	1	(13)
Total before tax	(403)	(359)
Tax benefit	108	115
Net of tax	$(295)	$(244)
Total reclassification for the period	$(295)	$(244)

CAMBREX CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(in thousands, except share data)

(Unaudited)

The Company recognizes all components of net periodic benefit cost except service costs in “Other expenses, net” in its income statement. Service costs are recognized in “Selling, general and administrative expenses” and “Cost of goods sold” in its income statement depending on the functional area of the underlying employees included in the plan.

(10)	Stock Based Compensation

The Company recognizes compensation costs for stock options awarded to employees based on their grant-date fair value.  The value of each stock option is estimated on the date of grant using the Black-Scholes option-pricing model.  No stock options were granted during the three months ended March 31, 2018.  The weighted-average fair value per share for the stock options granted to employees during the three months ended March 31, 2017 was $21.02.

For the three months ended March 31, 2018 and 2017, the Company recorded $1,039 and $998, respectively, in “Selling, general and administrative expenses” for stock options.  As of March 31, 2018, the total compensation cost related to unvested stock options not yet recognized was $9,373.  The cost will be amortized on a straight-line basis over the remaining weighted-average vesting period of 2.5 years.

The following table is a summary of the Company’s stock options:

Options	Number of Shares	Weighted Average Exercise Price
Outstanding at December 31, 2017	1,484,914	$32.53
Exercised	(112,669)	24.16
Forfeited or expired	(5,311)	36.94
Outstanding at March 31, 2018	1,366,934	33.20
Exercisable at March 31, 2018	636,486	$25.41

The aggregate intrinsic values for all stock options exercised for the three months ended March 31, 2018 and 2017 were $3,274 and $2,587, respectively.  The aggregate intrinsic values for all stock options outstanding and exercisable as of March 31, 2018 were $26,314 and $17,266, respectively.

CAMBREX CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(in thousands, except share data)

(Unaudited)

The following table is a summary of the Company’s unvested stock options, restricted stock and performance shares for which the requisite service period has not been rendered but that are expected to vest on the achievement of a performance condition:

	Unvested Stock Options		Unvested Restricted Stock		Unvested Performance Shares
	Number of Shares	Weighted- Average Grant-Date Fair Value	Number of Shares	Weighted- Average Grant-Date Fair Value	Number of Shares	Weighted- Average Grant-Date Fair Value
Unvested at December 31, 2017	757,269	$15.20	265	$44.23	276,250	$42.08
Vested during period	(21,510)	13.99	-	-	-	-
Forfeited	(5,311)	13.90	-	-	(17,250)	40.65
Unvested at March 31, 2018	730,448	$15.25	265	$44.23	259,000	$42.17

For all periods presented, the expense recorded for restricted stock awards, and unvested restricted stock expense not yet recognized, were immaterial.

The Company granted equity-settled performance shares (“PS”) to certain executives.  PS awards provide the recipient the right to receive a certain number of shares of the Company’s common stock in the future, which depends on the Company’s level of achievement of net revenue and EBITDA growth as compared to the net revenue and EBITDA growth of the members of a specified peer group of companies over a three year period.  For the three months ended March 31, 2018 and 2017, the Company recorded $605 and $783, respectively, in “Selling, general and administrative expenses” related to these PS awards. As of March 31, 2018, total compensation cost related to unvested performance shares not yet recognized was $4,926. The cost will be amortized on a straight-line basis over the remaining weighted-average vesting period of 1.3 years.

(11)	Retirement Plans

Domestic Pension Plan

The components of net periodic benefit cost for the Company’s domestic pension plan (which was frozen in 2007) for the three months ended March 31, 2018 and 2017 were as follows:

	Three Months Ended March 31,
	2018	2017
Components of net periodic (benefit)/cost
Interest cost	$510	$554
Expected return on plan assets	(792)	(677)
Recognized actuarial loss	179	200
Net periodic (benefit)/cost	$(103)	$77

CAMBREX CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(in thousands, except share data)

(Unaudited)

The Company’s Supplemental Executive Retirement Plan (which was frozen in 2007) is non-qualified and unfunded.  The final lump sum payment was made in early 2018. Net periodic benefit cost for the three months ended March 31, 2018 and 2017 were $121 and $77, respectively.

International Pension Plan

The components of net periodic benefit cost for the Company’s international pension plan for the three months ended March 31, 2018 and 2017 were as follows:

	Three Months Ended March 31,
	2018	2017
Components of net periodic benefit cost
Service cost	$270	$225
Interest cost	194	175
Recognized actuarial loss	103	86
Amortization of prior service benefit	(1)	(1)
Net periodic benefit cost	$566	$485

As a result of the adoption of ASU 2017-07, the Company recorded $311 to “Other expenses, net” for the three months ended March 31, 2018, which formerly would have been recorded as “Selling, general and administrative expenses” or “Cost of goods sold.”  To conform to the current year presentation, the Company reclassified $363 from “Selling, general and administrative expenses” and $50 from “Cost of goods sold” to “Other expenses, net” for the three months ended March 31, 2017.

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

In matters where the Company is able to reasonably estimate the probable and estimable costs associated with environmental proceedings, the Company accrues for the estimated costs associated with the study and remediation of applicable sites. At March 31, 2018, these reserves were $17,377, of which $16,758 is included in “Other non-current liabilities” on the Company’s balance sheet. At December 31, 2017, the reserves were $17,511, of which $16,976 is included in “Other non-current liabilities” on the Company’s balance sheet. The increase in the reserves includes adjustments to reserves of $237, partially offset by payments of $371. The reserves are adjusted periodically as remediation efforts progress or as additional technical, regulatory or legal information becomes available.  Given the uncertainties regarding the outcome of investigative and study activities, the status of laws, regulations, enforcement, policies, the impact of other PRPs, technology and information related to individual sites, the Company does not believe it is possible to currently develop an estimate of the range of reasonably possible environmental loss in excess of its reserves.

Bayonne

As a result of the sale of a Bayonne, New Jersey facility, the Company became obligated to investigate site conditions and conduct required remediation under the New Jersey Industrial Site Recovery Act.  The Company completed an investigation and sampling plan at the property pursuant to the New Jersey Department of Environmental Protection’s (“NJDEP”) private oversight program.  The results will be used to develop a proposed remedial plan for the site, an outline of which was presented to the new property owner in December 2017.  Among other things, the remedial plan is anticipated to address removal of certain impacted soils and implementation of engineering controls and deed restrictions.  Once prepared, the remedial plan will set forth further details of any cleanup.  Estimates of the Company’s future liability for remediation costs have been revised accordingly.  As of March 31, 2018, the Company’s reserve was $678.

Clifton and Carlstadt

The Company has implemented a sampling and pilot program in Clifton and Carlstadt, New Jersey pursuant to the NJDEP private oversight program.  The results of the sampling and pilot program to date have been used to develop an estimate of the Company's future liability for remediation costs, and the Company continues to move forward with the projects at each site in accordance with the established schedules and work plans.  As of March 31, 2018, the Company’s reserve was $1,873.

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

In June 2016, the PRPs received a request from USEPA to amend the RI/FS Work Plan to accommodate a phased, iterative approach to the Berry’s Creek remediation.  USEPA requested an initial Phase I remedy that focuses on a portion of the site, namely, sediments in Upper and Middle Berry’s Creek and the marsh in Upper Peach Island Creek. Any subsequent remedial action will occur after the implementation and performance monitoring of this Phase I remedy and the extent of future action is expected to be at least partially determined by the outcome of this initial phase.  In April 2017, USEPA approved the requested addendum to the RI/FS Work Plan, which included the description of the phased and adaptive management approach to the Berry’s Creek remedy.

The scope of remedial activities in the initial Phase I remedy is currently being developed and based upon preliminary cost estimates, the Company’s reserve was $9,728 as of March 31, 2018.  The estimated costs for the initial Phase I remedy may be further developed and the Company’s accrual may change based upon the final remedy selected and revisions to cost estimates. At this time it is not known when the costs for the complete remediation plan will be estimable, and as such, no accrual beyond the initial Phase I remedy has been recorded. The Company’s share has been preliminarily estimated by the PRP group at 2.4%. While the Company will defend its position that its share should be reduced from the current level, its share could be increased or decreased depending on the outcome of the final allocation process that will take place in future periods.

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

Maybrook Site

A subsidiary of Cambrex is named a PRP of a site in Hamptonburgh, New York by the USEPA in connection with the discharge, under appropriate permits, of wastewater at that site prior to Cambrex's acquisition in 1986.  The PRPs implemented soil remediation which was completed in 2012 pending approval by the USEPA.  The PRPs will continue implementing the ground water remediation at the site.  USEPA has advised that the site will be subject to its 5-year review process in or about June 2018.  It is unclear if such review, together with an agreed proposed modification to the USEPA Consent Decree, will result in any additional site work.  As of March 31, 2018, the Company’s reserve was $329, to cover long-term ground water monitoring and related costs.

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

No final remedy for the site has been determined, which will follow further discussions with the NYSDEC.  The Company estimates the range for its share of the liability at the site to be between $2,000 and $7,000.  As of March 31, 2018, the Company’s reserve was $3,365.  At this time, the Company is unable to provide an estimate of the ultimate investigative and remedial costs to the Company for any final remedy selected by the NYSDEC.

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

Notes to Consolidated Financial Statements

(in thousands, except share data)

(Unaudited)

Scientific Chemical Processing (“SCP”) Superfund Site

A subsidiary of Cambrex was named a PRP of the SCP Superfund site, located in Carlstadt, New Jersey, along with approximately 130 other PRPs.  The site is a former waste processing facility that accepted various waste for recovery and disposal including processing wastewater from this subsidiary.  The PRPs are in the process of implementing a final remedy at the site.  The SCP Superfund site has also been identified as a PRP in the Berry’s Creek Superfund site (see previous discussion). While the Company continues to dispute the methodology used by the PRP group to arrive at its interim allocation for cash contributions, the Company has paid the funding requests.  A final allocation of SCP Site costs (excluding Berry’s Creek costs) is expected to be finalized in 2018.  As of March 31, 2018, the Company’s reserve was $747, of which approximately $478 is expected to be covered by insurance.

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

(13)Discontinued Operations

For all periods presented, financial results for discontinued operations relate to environmental investigation and remediation expenses for divested sites. The following table is a reconciliation of the pre-tax loss on discontinued operations to the net loss on discontinued operations, as presented on the income statement:

	Three Months Ended March 31,
	2018	2017
Loss from discontinued operations	$(237)	$(1,923)
Income tax benefit	46	673
Loss from discontinued operations, net of tax	$(191)	$(1,250)

As of March 31, 2018 and December 31, 2017, liabilities recorded on the Company’s balance sheet related to discontinued operations were $17,377 and $17,511, respectively.  At this time, the Company cannot reasonably estimate the period of time during which the involvement is expected to continue.  Net cash used in discontinued operations for the three months ended March 31, 2018 and 2017 were $292 and $511, respectively.  Refer to Note 12 to the Company’s consolidated financial statements for further disclosures on the Company’s environmental contingencies.

CAMBREX CORPORATION AND SUBSIDIARIES

(in thousands, except share data)

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

Executive Overview

The following summarizes the Company’s performance for the first quarter of 2018:

•

The Company adopted ASC 606 - Revenue from Contracts with Customers on January 1, 2018 using the modified retrospective method. The cumulative effect adjustment recorded to retained earnings as of January 1, 2018 was $16,219, net of tax.  Additionally, the increase in sales, cost of goods sold, and operating profit as a result of applying ASC 606 at March 31, 2018 was $37,280, $20,699, and $16,581, respectively.

•

Net revenue increased 34.4% on a reported basis compared to the first quarter of 2017. Net revenue, excluding currency impact, increased 30.6%. Excluding the impact of the new revenue recognition standard, net revenue decreased 1.1% on a reported basis and excluding the currency impact, decreased 4.5%.

•	Gross margins decreased to 36.0% from 44.6% in the first quarter of 2017. Excluding the impact of the new revenue recognition standard, gross margin was 33.0%.
•	Net cash was $187,568 compared to $183,284 at December 31, 2017, an increase of $4,284.

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

Revenue Recognition

2018 results are accounted for under the following new policy:

The Company adopted Topic 606 Revenue from Contracts with Customers on January 1, 2018 using the modified retrospective method. As a result, the Company has changed its accounting policy for revenue recognition as detailed below. The cumulative effect of initially applying the new revenue standard was recorded as an adjustment to the opening balance of retained earnings.  The comparative information has not been restated and continues to be reported under accounting standard Topic 605 which was in effect for those periods.

Revenue is recognized when control over a product or service is transferred to a customer.  Revenue is measured as the amount of consideration expected in exchange for transferring goods or providing services.

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

Shipping and handling costs are treated as fulfillment costs and estimates for the portion of revenue recognized on performance obligations recognized over time are accrued.

For variable consideration arrangements where the transaction price fluctuates based on quantity, the most likely estimated quantity is assumed using forecasts provided by the customer.

Single-use products

In most single use product sales, a quantity is ordered and manufactured according to the customer’s specifications and typically only one performance obligation is included. The Company also manufactures early phase product that can be included in a contract with services.  These services are distinct and separated from the product performance obligations and are shown as a service revenue stream.  The products are manufactured exclusively for a specific customer and have no alternative use.  Under these customer agreements, the Company is entitled to consideration for progress to date that includes an element of profit margin. Revenues related to this product stream are recognized over time utilizing a measure of progress toward satisfaction of the performance obligations. The Company measures progress using an input method which compares the cost of cumulative work in process to date to the most current estimates for the entire performance obligation. The raw materials are excluded from this measurement due to the high value and inclusion in the early stages of the project that would otherwise overstate progress to date.

Multi-use products

The Company’s multi-use product sales can be sold to multiple customers and have an alternative use. Both the transaction sales price and shipping terms are agreed upon in the contract. For these products, all revenue is recognized at a point in time, generally when title to products and risk of loss is transferred to the customers based upon shipping terms.  These arrangements typically include only one performance obligation.

Service revenue

The service revenue stream represents services provided to a customer that has a drug they wish to attempt to bring through the regulatory approval process. The customer owns the drug details and process. The Company works with its customers to develop, validate and document the production process in order to comply with the regulatory approval process. These custom development projects could have one or more performance obligations with no alternative use. The contracts are structured to ensure the Company is paid for in-process work, including a profit margin. Revenues related to this stream are recognized over time by allocating to each performance obligation the best estimate of the standalone selling price of each service. The Company measures progress using an input method which compares the cost of cumulative work in process to date to the most current estimates for the entire performance obligation.  Standalone selling prices are generally based on the prices charged to customers or based on an expected cost-plus margin.

Contract balances

The timing of revenue recognition, billings and cash collections results in billed trade receivables, contracts assets (unbilled receivables), and contract liabilities (customer advances and deferred revenue). For each reporting period presented, the Company reports contract balances in a net contract asset or liability position on a contract-by-contract basis. Contract assets are recorded when the right to consideration is conditioned on something other than the passage of time.  When an entity’s right to consideration is unconditional, the receivable is recorded within Trade Receivables on the balance sheet.  Contract liabilities represent advance payments from customers, and deferred revenue.  Contract assets will convert to trade receivables or cash and current contract liabilities will convert into revenue within a one-year period.

Payment terms can vary by the type and location of the customer and the products or services offered. The term between invoicing and when payment is due is not significant. For certain products or services and customer types, payment prior to satisfaction of a performance obligation can be required, and results in recording a contract liability.

All prior periods presented are accounted for under the following policy:

Revenues are generally recognized when title to products and risk of loss are transferred to customers.  Additional conditions for recognition of revenue are that collection of sales proceeds is reasonably assured and the Company has no further performance obligations.

Amounts billed in advance are recorded as contract liabilities on the balance sheet. Since payments received are sometimes non-refundable, the termination of a contract by a customer prior to its completion could result in an immediate recognition of deferred revenue relating to payments already received but not previously recognized as revenue.

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

Results of Operations

Comparison of First Quarter 2018 versus First Quarter 2017

Net revenue in the first quarter of 2018 of $141,097 was $36,091 or 34.4% higher than the first quarter of 2017. Excluding a 3.8% favorable impact of foreign exchange compared to the first quarter of 2017, net revenue increased 30.6% as a result of higher volumes (30.2%) and higher pricing (0.4%). The increase in volumes was driven by higher sales of branded APIs partially offset by lower sales of controlled substances and generic APIs.

Excluding the impact of the new revenue recognition standard, net revenue in the first quarter of 2018 decreased 1.1% compared to the first quarter of 2017 to $103,817. Excluding a 3.4% favorable impact of foreign exchange compared to the first quarter of 2017, net revenue decreased 4.5% as a result of lower volumes (4.7%) partially offset by higher pricing (0.2%). The decrease in volumes was driven by lower sales of controlled substances and generic APIs partially offset by higher sales of branded APIs.

The following table reflects net revenue by geographic area for the first quarters of 2018 and 2017:

	First quarter
	2018	2017
Europe	$86,739	$46,543
North America	47,673	50,916
Asia	4,670	5,120
Other	2,015	2,427
Total net revenue	$141,097	$105,006

Gross margins in the first quarter of 2018 decreased to 36.0% from 44.6% in the first quarter of 2017.  The decrease was primarily driven by certain inventory charges due to batch failures, unfavorable manufacturing variances and unfavorable product mix. Gross profit in the first quarter of 2018 was $50,855 compared to $46,875 in the same period last year.

Excluding the impact of the new revenue recognition standard, gross margins in the first quarter of 2018 decreased to 33.0% from 44.6% in the first quarter of 2017.  The decrease was primarily driven by certain inventory charges due to batch failures, unfavorable manufacturing variances and unfavorable product mix. Gross profit in the first quarter of 2018 would have been $34,274 compared to $46,875 in the same period last year.

Selling, general and administrative (“SG&A”) expenses of $16,855 in the first quarter of 2018 increased compared to $15,391 in the first quarter of 2017.  The increase was mainly due to certain consulting costs (approximately $800), the impact of foreign currency (approximately $700) and due diligence costs related to mergers and acquisition activities (approximately $300). SG&A, as a percentage of net revenue, was 11.9% and 14.7% in the first quarters of 2018 and 2017, respectively.

Research and development (“R&D”) expenses of $3,619 were 2.6% of net revenue in the first quarter of 2018, compared to $3,890 or 3.7% of net revenue in the first quarter of 2017.  The decrease was primarily driven by higher absorption of R&D expenses into inventory and cost of goods sold as a result of increased revenue generating activity (approximately $1,100) partially offset by higher personnel costs (approximately $800).

Operating profit in the first quarter of 2018 was $30,381 compared to $27,594 in the first quarter of 2017. The increase in operating profit was due to higher gross profit partially offset by higher operating expenses as described above.

Excluding the impact of the new revenue recognition standard, operating profit in the first quarter of 2017 was $13,800 compared to $27,594 in the first quarter of 2017. The decrease in operating profit was due to lower gross profit and higher operating expenses as described above.

Net interest expense was $82 in the first quarter of 2018 compared to $266 in the first quarter of 2017. The decrease is due to higher interest income generated from higher cash balances. The Company did not have any debt outstanding as of March 31, 2018 and 2017.

Income tax expense from continuing operations for the three months ended March 31, 2018 and 2017 was $5,786 and $5,812, respectively.  The effective tax rate for the three months ended March 31, 2018 and 2017 was 19.3% and 21.6%, respectively.  Excluding the favorable effects of TCJA, the effective tax rate would have been approximately 30.3% for the three months ended March 31, 2018.  Excluding the favorable impact of immediately recognizing certain effects of share-based compensation, the effective tax rate would have been 31.4% for the three months ended March 31, 2017.

Income from continuing operations in the first quarter of 2018 was $24,249, or $0.72 per diluted share, versus $21,115, or $0.63 per diluted share in the same period a year ago.

Excluding the impact of the new revenue recognition standard, income from continuing operations in the first quarter of 2018 was $10,839, or $0.32 per diluted share, versus $21,115, or $0.63 per diluted share in the same period a year ago.

Liquidity and Capital Resources

During the first three months of 2018, cash provided by operations was $24,451 versus $35,985 in the same period a year ago.  This decrease was primarily due the timing of accounts receivable collections and unbilled revenue partially offset by lower inventory.

Cash flows used in investing activities in the first three months of 2018 mostly related to capital expenditures of $23,791 compared to $12,172 in the same period a year ago.  Capital expenditures in the first three months of 2018 and 2017 primarily expanded the Company’s manufacturing capacity to support expected growth.

Cash flows provided by financing activities in the first three months of 2018 were $2,722 compared to $725 in the same period a year ago.  The 2018 and 2017 cash flows relate to proceeds from stock options exercised.

The Company expects to spend approximately $70,000 to $80,000 on capital expenditures during 2018.

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

Our largest product (32.8% of 2017 sales), is used by our customer to produce an anti-viral drug.  Our customer's sales of this drug have been trending downwards and, accordingly, we expect our sales of this product to our customer to also trend downwards over the next few years.  We have a 5-year supply agreement ending in December 2020 that includes a defined minimum volume for 2019, which represents a further significant decline compared to the volumes we expect to ship in 2018.  There is no minimum volume stipulated in the agreement for 2020.

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

See the “Risk Factors” section of the Company’s Annual Report on Form 10-K for the period ended December 31, 2017 for further explanation of factors that may negatively impact the Company’s cash flows.

Impact of Recent Accounting Pronouncements

The following accounting pronouncements became effective for the Company in the first three months of 2018:

Revenue from Contracts with Customers

In May 2014, the FASB issued ASU 2014-09 which introduces a new five-step revenue recognition model in which an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.

On January 1, 2018, the Company adopted the new accounting standard ASC Topic 606, Revenue from Contracts with Customers and all the related amendments (“new revenue standard”) to all contracts not completed as of January 1, 2018 using the modified retrospective method.  The cumulative effect of initially applying the new revenue standard was $16,219 and has been recorded as an adjustment to the opening balance of retained earnings.  The cumulative effect adjustment relates primarily to the recognition of revenue and costs for contracts that transfer promised goods or services over time.  Gross sales, cost of goods sold, and tax expense of $51,896, $31,347, and $4,330 respectively, were recorded as part of the cumulative effect adjustment.  The comparative information has not been restated and is reported in accordance with accounting standard Topic 605, which was in effect for those periods.

The adoption of the new revenue standard impacted the consolidated financial statements as follows:

Income Statement

	For the Three Months Ended March 31, 2018
	As Reported	Effect of Change Higher/(Lower)	Amount Without Adoption of ASC 606
Gross sales	$139,130	$37,280	$101,850
Net revenue	141,097	37,280	103,817
Cost of goods sold	90,242	20,699	69,543
Gross profit	50,855	16,581	34,274
Operating profit	30,381	16,581	13,800
Provision for income taxes	5,786	3,171	2,615
Income from continuing operations	24,249	13,410	10,839
Net income	24,058	13,410	10,648
Diluted earnings per share from continuing operations	0.72	0.40	0.32

Balance Sheet

	March 31, 2018
	As Reported	Effect of Change Higher/(Lower)	Balances Without Adoption of ASC 606
Current Assets
Trade receivables	$55,166	$-	$55,166
Contract assets	88,990	88,990	-
Inventory	104,544	(51,886)	156,430

Current Liabilities
Contract liabilities, current	6,721	-	6,721
Taxes payable	8,162	7,819	343

Stockholders' Equity
Retained earnings	470,103	29,629	440,474

Presentation of Net Periodic Benefit Cost Related to Defined Benefit Plans

In March 2017, the FASB issued ASU 2017-07 which amends the requirements in ASC 715 related to the income statement presentation of the components of net periodic benefit cost for an entity’s sponsored defined pension and other postretirement plans. The ASU requires entities to disaggregate the current-service-cost component from the other components of net benefit cost and present it with other current compensation costs for related employees in the income statement and present the other components elsewhere in the income statement and outside of income from operations if such subtotal is presented. This standard became effective for the Company on January 1, 2018. For the three months ended March 31, 2018, the Company recorded $311 to “Other expenses, net” which formerly would have been recorded as “Selling, general and administrative expenses” or “Cost of goods sold.”  To conform to the current year presentation, the Company reclassified $363 from “Selling, general and administrative expenses” and $50 from “Cost of goods sold” to “Other expenses, net” for the three months ended March 31, 2017.

Scope of Modification Accounting, Stock Based Compensation

In May 2017, the FASB issued ASU 2017-09 which provides clarification on when modification accounting should be used for changes to the terms or conditions of a share-based payment award. This ASU does not change the accounting for modifications but clarifies that modification accounting guidance should only be applied if there is a change to the value, vesting conditions, or award classification and would not be required if the changes are considered non-substantive. The update became effective on January 1, 2018 and did not have a material impact on the Company’s consolidated financial statements.

Business Combinations – Clarifying the Definition of a Business

In January 2017, the FASB issued ASU 2017-01 which clarifies the definition of a business to assist entities with evaluating whether transactions should be accounted for as acquisitions or disposals of assets or businesses. The standard introduces a screen for determining when assets acquired are not a business and clarifies that a business must include, at a minimum, an input and a substantive process that contribute to an output to be considered a business. The amendment became effective on January 1, 2018 and did not have a material impact on the Company’s consolidated financial statements.

Statement of Cash Flows - Classification of Certain Cash Receipts and Cash Payments

In August 2016, the FASB issued ASU 2016-15 which provides guidance on the presentation and classification in the statement of cash flows for specific cash receipt and payment transactions, including debt prepayment or extinguishment costs, contingent consideration payments made after a business combination, proceeds from the settlement of insurance claims and corporate-owned life insurance policies, and distributions received from equity method investees. The standard became effective on January 1, 2018 and did not have a material impact on the Company’s consolidated financial statements.

Statement of Cash Flows – Restricted Cash

In November 2016, the FASB issued ASU 2016-18 which clarifies the presentation requirements of restricted cash within the statement of cash flows. The changes in restricted cash and restricted cash equivalents during the period should be included in the beginning and ending cash and cash equivalents balance reconciliation on the statement of cash flows. When cash, cash equivalents, restricted cash or restricted cash equivalents are presented in more than one line item within the statement of financial position, an entity shall calculate a total cash amount in a narrative or tabular format that agrees to the amount shown on the statement of cash flows.  Details on the nature and amounts of restricted cash should also be disclosed.  The update became effective on January 1, 2018 and did not have a material impact on the Company’s consolidated financial statements.

The following recently issued accounting pronouncements will become effective for the Company in future periods:

Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income

In February 2018, the FASB issued ASU 2018-02 to address the tax effects of TCJA on amounts that were initially recognized directly in AOCI. ASU 2018-02 allows an entity to elect a one-time reclassification from AOCI to retained earnings of stranded tax effects due to the enactment of TCJA, equal to the difference between the amount initially charged or credited directly to AOCI at the previously enacted U.S. federal corporate income tax rate and the amount that would have been charged or credited directly to AOCI by using the newly enacted tax rate, excluding the effect of any valuation allowance previously charged to income from continuing operations. ASU 2018-02 is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted. The Company is evaluating the provisions of ASU 2018-02 and will determine in a later period if the reclassification from AOCI to retained earnings addressed in the ASU will be elected.

Effects of the Tax Cuts and Jobs Act

In March 2018, the FASB issued ASU 2018-05, Income Taxes (Topic 740): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118 (“SAB No. 118”) which allowed SEC registrants to record provisional amounts for the year ended December 31, 2017 due to the complexities involved in accounting for the enactment of TCJA. The Company recognized the estimated income tax effects of TCJA in its 2017 Consolidated Financial Statements in accordance with SAB No. 118. Refer to Note 6 for further information regarding the provisional amounts recorded by the Company as of December 31, 2017.

Leases

In February 2016, the FASB issued ASU 2016-02 which requires lessees to recognize right of use assets and lease liabilities on the balance sheet for all leases with terms greater than twelve months.  This standard is effective for fiscal years beginning after December 15, 2018, including interim periods within that reporting period.  At this time, the Company has no significant financing leases and only a limited number of operating leases. The result of adoption will be an increase to assets and liabilities by the same amount for the identified operating leases.  The Company is currently evaluating the new guidance and does not expect the adjustment will be material to the Company, assuming there is not an increase in lease activity.

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

There has been no significant change in the Company’s exposure to market risk during the first three months of 2018.  For a discussion of the Company’s exposure to market risk, refer to Part II, Item 7A, “Quantitative and Qualitative Disclosures about Market Risk,” contained in the Company’s Annual Report on Form 10-K for the period ended December 31, 2017.

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

In the quarter ended March 31, 2018, we adopted ASC 606, Revenue from Contracts with Customers.  We implemented new controls to mitigate the risk associated with our efforts to implement the new standard.  In particular, we implemented new controls related to: Identifying single-use and multi-use products, including changes to our contract review controls; new processes to measure satisfaction of performance obligations and revenue and cost recognition, processes for calculating the cumulative effect adjustment as well as related disclosure requirements under the new guidance.

PART II - OTHER INFORMATION

CAMBREX CORPORATION AND SUBSIDIARIES

Item 1.	Legal Proceedings

See the discussion under Part I, Item 1, Note 12 to the Company’s Consolidated Financial Statements.

Item 1A.	Risk Factors

There have been no material changes to the Company’s risk factors and uncertainties during the first three months of 2018.  For a discussion of the Risk Factors, refer to Part I, Item 1A, “Risk Factors,” contained in the Company’s Annual Report on Form 10-K for the period ended December 31, 2017.

Item 6.	Exhibits

Exhibit 31.1*	Section 302 Certification Statement of the Chief Executive Officer.

Exhibit 31.2*	Section 302 Certification Statement of the Chief Financial Officer.

Exhibit 32.1**	Section 906 Certification Statements of the Chief Executive Officer and Chief Financial Officer.

Exhibit 101.INS*	XBRL Instance Document

Exhibit 101.SCH*	XBRL Taxonomy Extension Schema

Exhibit 101.CAL*	XBRL Taxonomy Extension Calculation Linkbase

Exhibit 101.DEF*	XBRL Taxonomy Extension Definition Linkbase

Exhibit 101.LAB*	XBRL Taxonomy Extension Label Linkbase

Exhibit 101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

*	Filed herewith
**	Furnished herewith

Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets as of March 31, 2018 and December 31, 2017, (ii) Consolidated Income Statements for the three months ended March 31, 2018 and 2017, (iii) Consolidated Statements of Comprehensive Income for the three months ended March 31, 2018 and 2017, (iv) Consolidated Statements of Cash Flows for the three months ended March 31, 2018 and 2017, and (v) Notes to Consolidated Financial Statements.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CAMBREX CORPORATION

By	/s/Tom G. Vadaketh
Tom G. Vadaketh
Executive Vice President and
Chief Financial Officer
(On behalf of the Registrant and as the
Registrant's Principal Financial Officer)

Dated:  May 3, 2018