Form 10-Q
period 2018-06-30
CAMBREX CORP
filed 2018-08-02
CIK 820081

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended June 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of July 31, 2018, there were 33,258,256 shares outstanding of the registrant’s Common Stock, $.10 par value.

CAMBREX CORPORATION AND SUBSIDIARIES

Forward-Looking Statements

This document contains “forward-looking statements,” including statements or tables regarding expected performance.  These and other forward-looking statements may be identified by the fact that they use words such as “guidance,” “expects,” “anticipates,” “intends,” “estimates,” “believes” or similar expressions.  Any forward-looking statements contained herein are based on current plans and expectations and involve risks and uncertainties that could cause actual outcomes and results to differ materially from current expectations.  The factors described in Item 1A of Part I of the Company’s Annual Report on Form 10-K for the period ended December 31, 2017 captioned “Risk Factors,” or otherwise described in the Company’s filings with the SEC provide examples of such risks and uncertainties that may cause the Company’s actual results to differ materially from the expectations the Company describes in its forward-looking statements, including, but not limited to, the possibility that conditions to closing the Halo Pharma transaction could not be met or that the benefits from the acquisition may not be as anticipated, customer and product concentration, the Company’s ability to win new customer contracts and renew existing contracts on favorable terms, significant declines in sales of products to our customers, pharmaceutical outsourcing trends, competitive pricing or product developments, market acceptance and adoption rate of its customers’ products, government legislation and regulations (including those pertaining to environmental issues), tax rate, interest rate, technology, manufacturing and legal issues, including the outcome of outstanding litigation, environmental matters, changes in foreign exchange rates, uncollectible receivables, the timing and/or volume of orders or shipments and the Company’s ability to meet its production plan and customer delivery schedules, expected timing of completion of capacity expansions, our ability to successfully integrate acquired businesses, loss on disposition of assets, cancellations or delays in renewal of contracts, lack of suitable raw materials, the Company’s ability to receive regulatory approvals for its products, continued demand in the U.S. for late stage clinical products and the successful outcome of the Company’s investment in new products.

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

Part I - FINANCIAL INFORMATION

Item 1.	Financial Statements

CAMBREX CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets

(in thousands, except share data)

	June 30,	December 31,
	2018	2017
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$171,348	$183,284
Trade receivables, net	100,224	75,144
Contract assets	107,083	-
Other receivables	15,417	20,891
Inventories, net	99,562	138,542
Prepaid expenses and other current assets	10,589	4,217
Total current assets	504,223	422,078
Property, plant and equipment, net	266,075	254,299
Goodwill	42,864	43,626
Intangible assets, net	12,753	13,868
Deferred income taxes	1,448	3,198
Other non-current assets	3,532	3,496
Total assets	$830,895	$740,565

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$51,596	$35,017
Contract liabilities, current	8,153	4,707
Taxes payable	3,388	43
Accrued expenses and other current liabilities	33,304	42,774
Total current liabilities	96,441	82,541
Contract liabilities, non-current	39,000	39,000
Deferred income taxes	9,377	7,806
Accrued pension benefits	38,444	41,141
Other non-current liabilities	24,306	25,213
Total liabilities	207,568	195,701
Stockholders' equity:
Common stock, $.10 par value; authorized 100,000,000, issued 34,477,144 and 34,270,975 shares at respective dates	3,448	3,427
Additional paid-in capital	172,480	165,979
Retained earnings	510,522	429,826
Treasury stock, at cost, 1,273,888 and 1,424,153 shares at respective dates	(10,860)	(12,140)
Accumulated other comprehensive loss	(52,263)	(42,228)
Total stockholders' equity	623,327	544,864
Total liabilities and stockholders' equity	$830,895	$740,565

See accompanying notes to unaudited consolidated financial statements.

CAMBREX CORPORATION AND SUBSIDIARIES

Consolidated Income Statements

(unaudited – in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Gross sales	$147,214	$134,487	$286,344	$238,198
Commissions, allowances and rebates	192	649	401	1,243
Net sales	147,022	133,838	285,943	236,955
Other revenues, net	5,024	716	7,200	2,605
Net revenue	152,046	134,554	293,143	239,560
Cost of goods sold	87,254	76,995	177,496	135,126
Gross profit	64,792	57,559	115,647	104,434
Operating expenses:
Selling, general and administrative expenses	16,007	18,120	32,862	33,511
Research and development expenses	4,133	4,467	7,752	8,357
Total operating expenses	20,140	22,587	40,614	41,868
Operating profit	44,652	34,972	75,033	62,566
Other expenses/(income):
Interest expense, net	17	388	99	654
Unrealized gain on investment in equity securities	(5,146)	-	(5,146)	-
Other expenses, net	181	286	445	687
Income before income taxes	49,600	34,298	79,635	61,225
Provision for income taxes	8,748	9,174	14,534	14,986
Income from continuing operations	40,852	25,124	65,101	46,239
Loss from discontinued operations, net of tax	(433)	(94)	(624)	(1,344)
Net income	$40,419	$25,030	$64,477	$44,895
Basic earnings/(loss) per share of common stock:
Income from continuing operations	$1.23	$0.77	$1.97	$1.42
Loss from discontinued operations, net of tax	$(0.01)	$(0.00)	$(0.02)	$(0.04)
Net income	$1.22	$0.77	$1.95	$1.38
Diluted earnings/(loss) per share of common stock:
Income from continuing operations	$1.21	$0.75	$1.94	$1.38
Loss from discontinued operations, net of tax	$(0.01)	$(0.00)	$(0.02)	$(0.04)
Net income	$1.20	$0.75	$1.92	$1.34
Weighted average shares outstanding:
Basic	33,085	32,629	32,990	32,542
Effect of dilutive stock based compensation	557	840	628	874
Diluted	33,642	33,469	33,618	33,416

See accompanying notes to unaudited consolidated financial statements.

CAMBREX CORPORATION AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

(unaudited – in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Net income	$40,419	$25,030	$64,477	$44,895
Other comprehensive income/(loss):
Foreign currency translation adjustments	(13,465)	10,279	(10,536)	12,747
Pension plan amortization of net actuarial loss and prior service cost/credit, net of tax of $69, $117, $177 and $232 at respective dates	206	243	501	487
Comprehensive income	$27,160	$35,552	$54,442	$58,129

See accompanying notes to unaudited consolidated financial statements.

CAMBREX CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(unaudited – in thousands)

	Six Months Ended
	June 30,
	2018	2017
Cash flows from operating activities:
Net income	$64,477	$44,895
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	15,019	14,827
Non-cash deferred revenue	(1,114)	(4,115)
Increase in inventory reserve	4,202	2,318
Unrealized gain on investment in equity securities	(5,146)	-
Unrealized gain on foreign currency contracts	(1,724)	(1,069)
Stock based compensation	3,203	4,033
Deferred income tax provision	3,729	1,969
Other	(76)	(146)
Changes in assets and liabilities:
Account receivables	(26,417)	15,047
Contract assets	(56,245)	-
Inventories	(1,033)	(31,165)
Prepaid expenses and other current assets	6,594	(1,308)
Accounts payable and other current liabilities	10,197	(13,180)
Contract liabilities, current	3,017	3,298
Other non-current assets and liabilities	(1,549)	563
Discontinued operations:
Non-current liabilities	799	2,300
Net cash used in discontinued operations	(431)	(1,190)
Net cash provided by operating activities	17,502	37,077
Cash flows from investing activities:
Capital expenditures	(32,733)	(22,862)
Net cash used in investing activities	(32,733)	(22,862)
Cash flows from financing activities:
Proceeds from stock options exercised	4,599	2,973
Net cash provided by financing activities	4,599	2,973
Effect of exchange rate changes on cash and cash equivalents	(1,304)	2,848
Net (decrease)/increase in cash and cash equivalents	(11,936)	20,036
Cash and cash equivalents at beginning of period	183,284	74,141
Cash and cash equivalents at end of period	$171,348	$94,177

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

The following accounting pronouncements became effective for the Company January 1, 2018:

Revenue from Contracts with Customers

In May 2014, the FASB issued ASU 2014-09 which introduces a new five-step revenue recognition model in which an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.

On January 1, 2018, the Company adopted the new accounting standard ASC Topic 606, Revenue from Contracts with Customers and all the related amendments (“new revenue standard”) to all contracts not completed as of January 1, 2018 using the modified retrospective method.  The cumulative effect of initially applying the new revenue standard was $16,219 and has been recorded as an adjustment to increase the opening balance of retained earnings.  The cumulative effect adjustment relates primarily to the recognition of revenue and costs for contracts that transfer promised goods or services over time.  Gross sales, cost of goods sold, and tax expense of $51,896, $31,347, and $4,330 respectively, were recorded as part of the cumulative effect adjustment.  The comparative information has not been restated and is reported in accordance with accounting standard Topic 605, which was in effect for those periods.

CAMBREX CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(in thousands, except share data)

(Unaudited)

The adoption of the new revenue standard impacted the consolidated financial statements as follows:

Income Statement

	For the Three Months Ended June 30, 2018
	As Reported	Effect of Change	Amount Without Adoption of ASC 606
Gross sales	$147,214	$18,988	$128,226
Net revenue	152,046	18,988	133,058
Cost of goods sold	87,254	4,020	83,234
Gross profit	64,792	14,968	49,824
Operating profit	44,652	14,968	29,684
Provision for income taxes	8,748	3,463	5,285
Income from continuing operations	40,852	11,505	29,347
Net income	40,419	11,505	28,914
Diluted earnings per share from continuing operations	1.21	0.34	0.87

	For the Six Months Ended June 30, 2018
	As Reported	Effect of Change	Amount Without Adoption of ASC 606
Gross sales	$286,344	$56,268	$230,076
Net revenue	293,143	56,268	236,875
Cost of goods sold	177,496	24,719	152,777
Gross profit	115,647	31,549	84,098
Operating profit	75,033	31,549	43,484
Provision for income taxes	14,534	6,634	7,900
Income from continuing operations	65,101	24,915	40,186
Net income	64,477	24,915	39,562
Diluted earnings per share from continuing operations	1.94	0.74	1.20

CAMBREX CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(in thousands, except share data)

(Unaudited)

Balance Sheet

	June 30, 2018
	As Reported	Effect of Change	Balances Without Adoption of ASC 606
Current Assets
Contract assets	$107,083	$107,083	$-
Inventory	99,562	(55,129)	154,691

Current Liabilities
Taxes payable	3,388	10,964	(7,576)

Stockholders' Equity
Retained earnings	510,522	41,134	469,388

Presentation of Net Periodic Benefit Cost Related to Defined Benefit Plans

In March 2017, the FASB issued ASU 2017-07 which amends the requirements in ASC 715 related to the income statement presentation of the components of net periodic benefit cost for an entity’s sponsored defined pension and other postretirement plans. The ASU requires entities to disaggregate the current-service-cost component from the other components of net benefit cost and present it with other current compensation costs for related employees in the income statement and present the other components elsewhere in the income statement and outside of income from operations if such subtotal is presented. This standard became effective for the Company on January 1, 2018.  For the three and six months ended June 30, 2018, the Company recorded $171 and $482, respectively, to “Other expenses, net” which formerly would have been recorded as “Selling, general and administrative expenses” or “Cost of goods sold.”  To conform to the current year presentation, for the three and six months ended June 30, 2017 the Company reclassified $360 and $723, respectively, from “Selling, general and administrative expenses” and $57 and $107, respectively, from “Cost of goods sold” to “Other expenses, net.”

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

CAMBREX CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(in thousands, except share data)

(Unaudited)

Improvements to Nonemployee Share-Based Payment Accounting

In June 2018, the FASB issued ASU 2018-07 which aligns the accounting for share-based payment awards issued to nonemployees with those issued to employees.  Under the new guidance, the nonemployee awards will be measured on the grant date and compensation costs will be recognized when achievement of the performance condition is probable. This new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within that fiscal year. Early adoption is permitted. The Company is currently evaluating the new guidance and does not expect it to have a material impact on its consolidated financial statements.

Leases

In February 2016, the FASB issued ASU 2016-02 which requires lessees to recognize right of use assets and lease liabilities on the balance sheet for all leases with terms greater than twelve months.  This standard is effective for fiscal years beginning after December 15, 2018, including interim periods within that reporting period.  At this time, the Company has no significant financing leases and only a limited number of operating leases. The result of adoption will be an increase to assets and liabilities by the same amount for the identified operating leases. Several updates have been issued in 2018 that provide clarification on a number of specific issues and reporting requirements. The Company is currently evaluating the new guidance and does not expect the adjustment will be material to the Company, assuming there is not an increase in lease activity.

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

In accordance with ASC 606, the Company disaggregates its revenue from customers with contracts by revenue streams. The Company’s revenue streams are presented in the following table:

	Three Months Ended	Six Months Ended
	June 30, 2018	June 30, 2018
Single-use products	$75,312	$147,213
Multi-use products	66,594	129,273
Service revenue	5,308	9,858
Total gross sales	$147,214	$286,344

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

Single-use products

In most single-use product sales, a quantity is ordered and manufactured according to the customer’s specifications and typically only one performance obligation is included. The Company also manufactures early phase product that can be included in a contract with services.  These services are distinct and separated from the product performance obligations and are shown as a service revenue stream.  The products are manufactured exclusively for a specific customer and have no alternative use.  Under these customer agreements, the Company is entitled to consideration for progress to date that includes an element of profit margin. Revenues related to this product stream are recognized over time utilizing a measure of progress toward satisfaction of the performance obligations. The Company measures progress using an input method which compares the cost of cumulative work in process to date to the most current estimates for the entire performance obligation. The raw materials are excluded from this measurement due to the high value and inclusion in the early stages of the project that would otherwise overstate progress to date.

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

CAMBREX CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(in thousands, except share data)

(Unaudited)

Service revenue

The service revenue stream represents services provided to a customer to assist with early stages of the regulatory approval process. The customer owns the drug details and process. The Company works with its customers to develop, validate and document the production process in order to comply with the regulatory approval process. These custom development projects could have one or more performance obligations with no alternative use. The contracts are structured to ensure the Company is paid for in-process work, including a profit margin. Revenues related to this stream are recognized over time by allocating to each performance obligation the best estimate of the standalone selling price of each service. The Company measures progress using an input method which compares the cost of cumulative work in process to date to the most current estimates for the entire performance obligation.  Standalone selling prices are generally based on the prices charged to customers or based on an expected cost-plus margin.

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

The following table details the significant changes in contract assets during the six months ended June 30, 2018:

Contract Assets
Balance as of January 1, 2018	$51,896
Revenue recognized from performance obligations satisfied	145,820
Transferred to trade receivables	(89,551)
Currency impact	(1,082)
Balance as of June 30, 2018	$107,083

CAMBREX CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(in thousands, except share data)

(Unaudited)

The Company recognized in revenue $1,114 in the six months ended June 30, 2018 for which the contract liability was recorded in a prior period.

(4)	Net Inventories

Inventories are stated at the lower of cost and net realizable value.  Cost is determined on a first-in, first-out basis.

Net inventories consist of the following:

	June 30, 2018	December 31, 2017
Finished goods	$14,981	$41,521
Work in process	36,661	47,386
Raw materials	40,667	42,491
Supplies	7,253	7,144
Total	$99,562	$138,542

(5)	Goodwill and Intangible Assets

The change in the carrying amount of goodwill for the six months ended June 30, 2018, is as follows:

Balance as of December 31, 2017	$43,626
Translation effect	(762)
Balance as of June 30, 2018	$42,864

Acquired intangible assets, which are amortized, consist of the following:

		As of June 30, 2018
	Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Internal-use software	3 - 7 years	$7,036	$(2,358)	$4,678
Technology-based intangibles	20 years	3,544	(1,462)	2,082
Customer-related intangibles	10 - 15 years	7,588	(1,595)	5,993
		$18,168	$(5,415)	$12,753

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

Amortization expense was $510 and $1,023 for the three and six months ended June 30, 2018, respectively.  Amortization expense was $500 and $898 for the three and six months ended June 30, 2017, respectively.

Amortization expense related to intangible assets is expected to be approximately $2,038 for 2018, $2,031 for 2019, $2,014 for 2020, $2,008 for 2021, and $1,588 for 2022.

(6)	Income Taxes

Income tax expense from continuing operations for the three and six months ended June 30, 2018 was $8,748 and $14,534, respectively, compared to $9,174 and $14,986 for the three and six months ended June 30, 2017, respectively.  The effective tax rate for the three and six months ended June 30, 2018 was 17.6% and 18.3%, respectively, compared to 26.7% and 24.5% for the three and six months ended June 30, 2017, respectively. Excluding the favorable impact of immediately recognizing certain effects of share-based compensation, the effective tax rate would have been 20.1% and 19.9% for the three and six months ended June 30, 2018.

Under SAB No. 118, the Company’s evaluation of the TCJA toll charge on accumulated foreign earnings is not complete and the taxes payable of $2,105 recorded at December 31, 2017 is provisional and remains unchanged. The Company has not obtained, prepared and analyzed the information necessary to finalize its computations and accounting for the toll charge.  In future periods within the one year measurement period, the Company will disclose when the accounting for the income tax effects of TCJA has been completed.

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

None of the foreign currency forward contracts entered into during the six months ended June 30, 2018 and 2017 were designated for hedge accounting treatment.  The notional amounts of the Company’s outstanding foreign exchange forward contracts were $70,975 and $32,781 at June 30, 2018 and December 31, 2017, respectively.  The Company does not hold or purchase any foreign currency forward contracts for trading or speculative purposes and no contractual term is greater than twelve months.

The fair value of the Company’s foreign exchange forward contracts outstanding was a gain of $1,724 and $83 at June 30, 2018 and December 31, 2017, respectively.  Losses are recorded in “Accrued expenses and other current liabilities” and gains are recorded in “Prepaid expenses and other current assets” on the balance sheet and “Other revenues, net” on the income statement.

(8)	Fair Value Measurements

Accounting standards establish a valuation hierarchy for disclosure of the inputs to the valuations used to measure fair value. This hierarchy prioritizes the inputs into three broad levels as follows: Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities; Level 2 inputs are quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets in markets that are not active, inputs other than quoted prices that are observable for the asset or liability, including interest rates, yield curves and credit risks, or inputs that are derived principally from, or corroborated by, observable market data through correlation; Level 3 inputs are unobservable inputs based on the Company’s assumptions used to measure assets and liabilities at fair value.  A financial asset or liability’s classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement.

The following table provides the assets and liabilities carried at fair value, measured on a recurring basis, as of June 30, 2018 and December 31, 2017:

Fair Value - Level 2	June 30, 2018	December 31, 2017
Foreign currency forwards, assets	$1,724	$83
Investment in equity securities, assets	5,146	-
	$6,870	$83

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

During the second quarter of 2018, the Company acquired a 19.9% equity investment in a European company (“Investee”).  The Investee completed an initial public offering on a foreign exchange late in the quarter, which reduced the Company’s ownership share to 16.3%.  The Company’s investment is subject to a one-year prohibition on selling the shares.  The Company has one seat on the Board of Directors of the investee and concluded it is able to exercise significant influence and that equity accounting would be appropriate.  In accordance with ASC 825, the Company has elected to record this investment at fair value.  The Company selected an appropriate valuation methodology to compute a discount for the lack of marketability to be applied to the closing market price of the shares as of June 30, 2018. The fair value of the Company’s shares increased by $5,146 at June 30, 2018 resulting in an unrealized gain that was recorded as “Unrealized gain on investment in equity securities” on the income statement.  Since the shares owned by the Company are substantially in excess of the daily trade volumes of the stock, it could be difficult to sell the shares in a timely manner when the restrictions lapse and it is possible the ultimate value to be realized by the Company could be significantly less upon a sale of the securities.

The Company’s financial instruments also include cash and cash equivalents, accounts receivables and accounts payables.  The carrying amount of these instruments approximates fair value because of their short-term nature.

CAMBREX CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(in thousands, except share data)

(Unaudited)

(9)	Accumulated Other Comprehensive Income/(Loss)

The following tables provide the changes in AOCI by component (pension, net of tax) for the three and six months ended June 30, 2018 and 2017:

	Foreign Currency Translation Adjustments	Pension Plans	Total
Balance as of March 31, 2018	$(9,111)	$(29,893)	$(39,004)
Other comprehensive loss before reclassifications	(13,465)	-	(13,465)
Amounts reclassified from accumulated other comprehensive loss	-	206	206
Net current-period other comprehensive (loss)/income	(13,465)	206	(13,259)
Balance as of June 30, 2018	$(22,576)	$(29,687)	$(52,263)

	Foreign Currency Translation Adjustments	Pension Plans	Total
Balance as of March 31, 2017	$(31,822)	$(30,986)	$(62,808)
Other comprehensive income before reclassifications	10,279	-	10,279
Amounts reclassified from accumulated other comprehensive loss	-	243	243
Net current-period other comprehensive income	10,279	243	10,522
Balance as of June 30, 2017	$(21,543)	$(30,743)	$(52,286)

CAMBREX CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(in thousands, except share data)

(Unaudited)

	Foreign Currency Translation Adjustments	Pension Plans	Total
Balance as of December 31, 2017	$(12,040)	$(30,188)	$(42,228)
Other comprehensive loss before reclassifications	(10,536)	-	(10,536)
Amounts reclassified from accumulated other comprehensive loss	-	501	501
Net current-period other comprehensive (loss)/income	(10,536)	501	(10,035)
Balance as of June 30, 2018	$(22,576)	$(29,687)	$(52,263)

	Foreign Currency Translation Adjustments	Pension Plans	Total
Balance as of December 31, 2016	$(34,290)	$(31,230)	$(65,520)
Other comprehensive income before reclassifications	12,747	-	12,747
Amounts reclassified from accumulated other comprehensive loss	-	487	487
Net current-period other comprehensive income	12,747	487	13,234
Balance as of June 30, 2017	$(21,543)	$(30,743)	$(52,286)

CAMBREX CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(in thousands, except share data)

(Unaudited)

The following tables provide the reclassifications from AOCI by component for the three and six months ended June 30, 2018 and 2017:

Details about AOCI Components	Three Months Ended June 30, 2018	Six Months Ended June 30, 2018
Amortization of defined benefit pension items:
Actuarial losses	$(276)	$(680)
Prior service credit	1	2
Total before tax	(275)	(678)
Tax benefit	69	177
Net of tax	$(206)	$(501)
Total reclassification for the period	$(206)	$(501)

Details about AOCI Components	Three Months Ended June 30, 2017	Six Months Ended June 30, 2017
Amortization of defined benefit pension items:
Actuarial losses	$(347)	$(693)
Prior service costs	(13)	(26)
Total before tax	(360)	(719)
Tax benefit	117	232
Net of tax	$(243)	$(487)
Total reclassification for the period	$(243)	$(487)

The Company recognizes all components of net periodic benefit cost except service costs in “Other expenses, net” in its income statement. Service costs are recognized in “Selling, general and administrative expenses” and “Cost of goods sold” in its income statement depending on the functional area of the underlying employees included in the plan.

(10)	Stock Based Compensation

The Company recognizes compensation costs for stock options awarded to employees based on their grant-date fair value.  The value of each stock option is estimated on the date of grant using the Black-Scholes option-pricing model.  The weighted-average fair value per share for the stock options granted to employees during the three and six months ended June 30, 2018 was $24.54. The weighted-average fair value per share for the stock options granted to employees during the three and six months ended June 30, 2017 were $18.37 and $20.14, respectively.

For the three months ended June 30, 2018 and 2017, the Company recorded $1,149 and $1,128, respectively, in “Selling, general and administrative expenses” for stock options.  For the six months ended June 30, 2018 and 2017, the Company recorded $2,188 and $2,126, respectively, in “Selling, general and administrative expenses” for stock options.  As of June 30, 2018, the total compensation cost related to unvested stock options not yet recognized was $8,486.  The cost will be amortized on a straight-line basis over the remaining weighted-average vesting period of 2.2 years.

CAMBREX CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(in thousands, except share data)

(Unaudited)

The following table is a summary of the Company’s stock options:

Options	Number of Shares	Weighted Average Exercise Price
Outstanding at December 31, 2017	1,484,914	$32.53
Exercised	(112,669)	24.16
Forfeited or expired	(5,311)	36.94
Outstanding at March 31, 2018	1,366,934	33.20
Granted	14,265	53.70
Exercised	(93,500)	20.07
Forfeited or expired	(6,759)	35.06
Outstanding at June 30, 2018	1,280,940	34.38
Exercisable at June 30, 2018	544,596	$26.37

The aggregate intrinsic values for all stock options exercised for the three and six months ended June 30, 2018 were $2,535 and $5,809, respectively.  The aggregate intrinsic values for all stock options exercised for the three and six months ended June 30, 2017 were $6,755 and $9,342, respectively.  The aggregate intrinsic values for all stock options outstanding and exercisable as of June 30, 2018 were $23,184 and $14,270, respectively.

The following table is a summary of the Company’s unvested stock options, restricted stock and performance shares for which the requisite service period has not been rendered but that are expected to vest on the achievement of a performance condition:

	Unvested Stock Options		Unvested Restricted Stock		Unvested Performance Shares
	Number of Shares	Weighted- Average Grant-Date Fair Value	Number of Shares	Weighted- Average Grant-Date Fair Value	Number of Shares	Weighted- Average Grant-Date Fair Value
Unvested at December 31, 2017	757,269	$15.20	265	$44.23	276,250	$42.08
Vested during period	(21,510)	13.99	-	-	-	-
Forfeited	(5,311)	13.90	-	-	(17,250)	40.65
Unvested at March 31, 2018	730,448	15.25	265	44.23	259,000	42.17
Granted	14,265	24.54	9,779	53.70	17,250	40.65
Vested during period	(1,610)	17.34	(265)	44.23	-	-
Forfeited	(6,759)	13.27	-	-	(28,750)	41.36
Unvested at June 30, 2018	736,344	$15.44	9,779	$53.70	247,500	$42.16

For the three months ended June 30, 2018 and 2017, the Company recorded $177 and $188, respectively, in “Selling, general and administrative expenses” for restricted stock awards.  For the six months ended June 30, 2018 and 2017, the Company recorded $183 and $194, respectively, in “Selling, general and administrative expenses” for restricted stock awards.  As of June 30, 2018, total compensation cost related to unvested restricted stock not yet recognized was $350.  The cost will be amortized on a straight-line basis over the remaining weighted-average vesting period of 0.3 years.

CAMBREX CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(in thousands, except share data)

(Unaudited)

The Company granted equity-settled performance shares (“PS”) to certain executives.  PS awards provide the recipient the right to receive a certain number of shares of the Company’s common stock in the future, which depends on the Company’s level of achievement of net revenue and EBITDA growth as compared to the net revenue and EBITDA growth of the members of a specified peer group of companies over a three year period.  For the three months ended June 30, 2018 and 2017, the Company recorded $227 and $930, respectively, in “Selling, general and administrative expenses” related to these PS awards.  For the six months ended June 30, 2018 and 2017, the Company recorded $832 and $1,713, respectively, in “Selling, general and administrative expenses” related to these PS awards. As of June 30, 2018, total compensation cost related to unvested performance shares not yet recognized was $4,211. The cost will be amortized on a straight-line basis over the remaining weighted-average vesting period of 1.2 years.

(11)	Retirement Plans

The Company recognizes all components of net periodic benefit cost except service costs in “Other expenses, net” in its income statement.  Service costs are recognized in “Selling, general and administrative expenses” and “Cost of goods sold” in its income statement depending on the functional area of the underlying employees included in the plan. As a result of the adoption of ASU 2017-07, the Company recorded $171 and $482 to “Other expenses, net” for the three and six months ended June 30, 2018, respectively, which formerly would have been recorded as “Selling, general and administrative expenses” or “Cost of goods sold.”  To conform to the current year presentation, for the three and six months ended June 30, 2017, the Company reclassified $360 and $723, respectively from “Selling, general and administrative expenses” and $57 and $107, respectively from “Cost of goods sold” to “Other expenses, net.”

Domestic Pension Plan

The components of net periodic benefit (credit)/cost for the Company’s domestic pension plan (which was frozen in 2007) for the three and six months ended June 30, 2018 and 2017 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Components of net periodic benefit (credit)/cost
Interest cost	$511	$554	$1,021	$1,108
Expected return on plan assets	(792)	(677)	(1,584)	(1,354)
Recognized actuarial loss	180	200	359	400
Net periodic benefit (credit)/cost	$(101)	$77	$(204)	$154

CAMBREX CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(in thousands, except share data)

(Unaudited)

International Pension Plan

The components of net periodic benefit cost for the Company’s international pension plan for the three and six months ended June 30, 2018 and 2017 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Components of net periodic benefit cost
Service cost	$253	$228	$523	$453
Interest cost	182	178	376	353
Recognized actuarial loss	96	88	199	174
Amortization of prior service credit	(1)	(1)	(2)	(2)
Net periodic benefit cost	$530	$493	$1,096	$978

(12)	Contingencies

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

CAMBREX CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(in thousands, except share data)

(Unaudited)

In matters where the Company is able to reasonably estimate the probable and estimable costs associated with environmental proceedings, the Company accrues for the estimated costs associated with the study and remediation of applicable sites. At June 30, 2018, these reserves were $17,800, of which $16,726 is included in “Other non-current liabilities” on the Company’s balance sheet. At December 31, 2017, the reserves were $17,511, of which $16,976 is included in “Other non-current liabilities” on the Company’s balance sheet. The increase in the reserves includes adjustments to reserves of $799, partially offset by payments of $510. The reserves are adjusted periodically as remediation efforts progress or as additional technical, regulatory or legal information becomes available.  Given the uncertainties regarding the outcome of investigative and study activities, the status of laws, regulations, enforcement, policies, the impact of other PRPs, technology and information related to individual sites, the Company does not believe it is possible to currently develop an estimate of the range of reasonably possible environmental loss in excess of its reserves.

Bayonne

As a result of the sale of a Bayonne, New Jersey facility, the Company became obligated to investigate site conditions and conduct required remediation under the New Jersey Industrial Site Recovery Act.  The Company completed an investigation and sampling plan at the property pursuant to the New Jersey Department of Environmental Protection’s (“NJDEP”) private oversight program.  The results will be used to develop a proposed remedial plan for the site, an outline of which was completed.  Among other things, the remedial plan is anticipated to address removal of certain impacted soils and implementation of engineering controls and deed restrictions.  Once prepared, the remedial plan will set forth further details of any cleanup.  Estimates of the Company’s future liability for remediation costs have been revised accordingly.  As of June 30, 2018, the Company’s reserve was $665.

Clifton and Carlstadt

The Company has implemented a sampling and pilot program in Clifton and Carlstadt, New Jersey pursuant to the NJDEP private oversight program.  The results of the sampling and pilot program to date have been used to develop an estimate of the Company's future liability for remediation costs, and the Company continues to move forward with the projects at each site in accordance with the established schedules and work plans.  As of June 30, 2018, the Company’s reserve was $1,854.

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

CAMBREX CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(in thousands, except share data)

(Unaudited)

The scope of remedial activities in the initial Phase I remedy is currently being developed and based upon preliminary cost estimates, the Company’s reserve was $9,728 as of June 30, 2018.  The estimated costs for the initial Phase I remedy may be further developed and the Company’s accrual may change based upon the final remedy selected and revisions to cost estimates. At this time it is not known when the costs for the complete remediation plan will be estimable, and as such, no accrual beyond the initial Phase I remedy has been recorded. The Company’s share has been preliminarily estimated by the PRP group at 2.4%. While the Company will defend its position that its share should be reduced from the current level, its share could be increased or decreased depending on the outcome of the final allocation process that will take place in future periods.

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

Maybrook Site

A subsidiary of Cambrex is named a PRP of a site in Hamptonburgh, New York by the USEPA in connection with the discharge, under appropriate permits, of wastewater at that site prior to Cambrex's acquisition in 1986.  The PRPs implemented soil remediation which was completed in 2012 pending approval by the USEPA.  The PRPs will continue implementing the ground water remediation at the site.  USEPA has commenced its 5-year review process, and USEPA’s review of the site is on-going.  It is unclear if such review, together with an agreed proposed modification to the USEPA Consent Decree, will result in any additional site work.  As of June 30, 2018, the Company’s reserve was $329, to cover long-term ground water monitoring and related costs.

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

No final remedy for the site has been determined, which will follow further discussions with the NYSDEC.  The Company estimates the range for its share of the liability at the site to be between $2,000 and $7,000.  As of June 30, 2018, the Company’s reserve was $3,365.  At this time, the Company is unable to provide an estimate of the ultimate investigative and remedial costs to the Company for any final remedy selected by the NYSDEC.

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

Scientific Chemical Processing (“SCP”) Superfund Site

A subsidiary of Cambrex was named a PRP of the SCP Superfund site, located in Carlstadt, New Jersey, along with approximately 130 other PRPs.  The site is a former waste processing facility that accepted various waste for recovery and disposal including processing wastewater from this subsidiary.  The PRPs are in the process of implementing a final remedy at the site.  The SCP Superfund site has also been identified as a PRP in the Berry’s Creek Superfund site (see previous discussion). While the Company continues to dispute the methodology used by the PRP group to arrive at its interim allocation for cash contributions, the Company has paid the funding requests.  A final allocation of SCP Site costs (excluding Berry’s Creek costs) is expected to be finalized in 2018.  As of June 30, 2018, the Company’s reserve was $747, of which approximately $478 is expected to be covered by insurance.

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

Following trial in 2008 in the sole remaining case brought by four health care insurers, the District Court entered judgment against Mylan, Gyma and Cambrex.  The judgment was appealed to the United States Court of Appeals for the District of Columbia Circuit (the “D.C. Circuit”) in 2011, resulting in a remand to the District Court.  On remand, the District Court dismissed certain self-funded customer plaintiffs due to their failure to satisfy the requirements of federal jurisdiction.  Subsequently, the District Court entered an order remitting certain damages.  Without fees, costs, or post-judgment interest, the current judgment against Mylan, Gyma, and Cambrex was $67,260.  Mylan, Gyma, and Cambrex again appealed to the D.C. Circuit. In July 2018, Mylan, Gyma, and Cambrex reached a settlement with the remaining plaintiffs.  After the settlement is finalized, Mylan, Gyma, and Cambrex will file a motion to vacate the judgment.  Cambrex has been fully indemnified by Mylan for the settlement payments.

(13)	Discontinued Operations

For all periods presented, financial results for discontinued operations relate to environmental investigation and remediation expenses for divested sites. The following table is a reconciliation of the pre-tax loss on discontinued operations to the net loss on discontinued operations, as presented on the income statement:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Loss from discontinued operations	$(519)	$(149)	$(756)	$(2,072)
Income tax benefit	86	55	132	728
Loss from discontinued operations, net of tax	$(433)	$(94)	$(624)	$(1,344)

As of June 30, 2018 and December 31, 2017, liabilities recorded on the Company’s balance sheet related to discontinued operations were $17,800 and $17,511, respectively.  At this time, the Company cannot reasonably estimate the period of time during which the involvement is expected to continue.  Net cash used in discontinued operations for the six months ended June 30, 2018 and 2017 were $431 and $1,190, respectively.  Refer to Note 12 to the Company’s consolidated financial statements for further disclosures on the Company’s environmental contingencies.

CAMBREX CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(in thousands, except share data)

(Unaudited)

(14)	Subsequent Event

On July 23, 2018, the Company announced it entered into a definitive agreement to acquire Halo Pharma (“Halo”), a leading dosage form Contract Development and Manufacturing Organization, majority owned by funds managed by the private investment firm SK Capital Partners.  Halo operates two state-of-the-art, GMP compliant facilities located in Whippany, NJ, USA and Montreal, Quebec, Canada. The Company will acquire Halo for $425,000 in total cash consideration. The acquisition will be funded with a combination of cash on hand and borrowings against the Company’s $500,000 senior credit facility. Completion of the transaction is subject to customary closing conditions and is expected to occur during the third quarter of 2018.

CAMBREX CORPORATION AND SUBSIDIARIES

(in thousands, except share data)

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

Executive Overview

The following summarizes the Company’s performance for the second quarter of 2018:

•

The Company adopted ASC 606 - Revenue from Contracts with Customers on January 1, 2018 using the modified retrospective method. The cumulative effect adjustment recorded to retained earnings as of January 1, 2018 was $16,219, net of tax.  Additionally, the increase in revenue, cost of goods sold, and operating profit as a result of applying ASC 606 for the three months ending June 30, 2018 was $18,988, $4,020, and $14,968, respectively.

•

Net revenue increased 13.0% on a reported basis compared to the second quarter of 2017. Net revenue, excluding currency impact, increased 10.5%. Excluding the impact of the new revenue recognition standard, net revenue decreased 1.1% on a reported basis and excluding the currency impact, decreased 3.7%.

•	Gross margins decreased to 42.6% from 42.8% in the second quarter of 2017. Excluding the impact of the new revenue recognition standard, gross margin was 37.4%.
•	Net cash was $171,348 compared to $187,568 at March 31, 2018, a decrease of $16,220.

Critical Accounting Estimates

The Company’s critical accounting estimates are those that require the most subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.  The Company bases its estimates on historical experience and on other assumptions that are deemed reasonable by management under each applicable circumstance.  Actual results or amounts could differ from estimates and the differences could have a material impact on the consolidated financial statements.  See the “Critical Accounting Estimates” section of the Company’s Annual Report on Form 10-K for the period ended December 31, 2017 for further discussion of the Company’s critical accounting policies, the underlying judgments and uncertainties affecting their application and the likelihood that materially different amounts would be reported under different conditions or using different assumptions. The policy updates from the previously filed Form 10-K are as follows:

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

Single-use products

In most single-use product sales, a quantity is ordered and manufactured according to the customer’s specifications and typically only one performance obligation is included. The Company also manufactures early phase product that can be included in a contract with services.  These services are distinct and separated from the product performance obligations and are shown as a service revenue stream.  The products are manufactured exclusively for a specific customer and have no alternative use.  Under these customer agreements, the Company is entitled to consideration for progress to date that includes an element of profit margin. Revenues related to this product stream are recognized over time utilizing a measure of progress toward satisfaction of the performance obligations. The Company measures progress using an input method which compares the cost of cumulative work in process to date to the most current estimates for the entire performance obligation. The raw materials are excluded from this measurement due to the high value and inclusion in the early stages of the project that would otherwise overstate progress to date.

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

Service revenue

The service revenue stream represents services provided to a customer to assist with early stages of the regulatory approval process. The customer owns the drug details and process. The Company works with its customers to develop, validate and document the production process in order to comply with the regulatory approval process. These custom development projects could have one or more performance obligations with no alternative use. The contracts are structured to ensure the Company is paid for in-process work, including a profit margin. Revenues related to this stream are recognized over time by allocating to each performance obligation the best estimate of the standalone selling price of each service. The Company measures progress using an input method which compares the cost of cumulative work in process to date to the most current estimates for the entire performance obligation.  Standalone selling prices are generally based on the prices charged to customers or based on an expected cost-plus margin.

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

Results of Operations

Comparison of Second Quarter 2018 versus Second Quarter 2017

Net revenue in the second quarter of 2018 of $152,046 was $17,492 or 13.0% higher than the second quarter of 2017. Excluding a 2.5% favorable impact of foreign exchange compared to the second quarter of 2017, net revenue increased 10.5% as a result of higher volumes (12.0%) partially offset by lower pricing (1.5%). The increase in volumes was driven by custom development products and generic APIs.

Excluding the impact of the new revenue recognition standard, net revenue in the second quarter of 2018 decreased 1.1% compared to the second quarter of 2017 to $133,058. Excluding a 2.6% favorable impact of foreign exchange compared to the second quarter of 2017, net revenue decreased 3.7%. The decrease in volumes was driven by lower sales of branded APIs partially offset by higher sales of controlled substances and generic APIs.

The following table reflects net revenue by geographic area for the second quarters of 2018 and 2017:

	Second quarter
	2018	2017
Europe	$98,221	$90,821
North America	43,764	36,145
Asia	3,182	4,946
Other	6,879	2,642
Total net revenue	$152,046	$134,554

Gross margins in the second quarter of 2018 decreased to 42.6% from 42.8% in the second quarter of 2017.  The decrease was primarily driven by lower pricing, partially offset by a contract termination payment of $3,200 with no associated costs. Gross profit in the second quarter of 2018 was $64,792 compared to $57,559 in the same period last year.

Excluding the impact of the new revenue recognition standard, gross margins in the second quarter of 2018 decreased to 37.4% from 42.8% in the second quarter of 2017.  Gross profit in the second quarter of 2018 would have been $49,824 compared to $57,559 in the same period last year.

Selling, general and administrative (“SG&A”) expenses of $16,007 in the second quarter of 2018 decreased compared to $18,120 in the second quarter of 2017.  The decrease was mainly due to lower personnel related costs (approximately $2,500). SG&A, as a percentage of net revenue, was 10.5% and 13.5% in the second quarters of 2018 and 2017, respectively.

Research and development (“R&D”) expenses of $4,133 were 2.7% of net revenue in the second quarter of 2018, compared to $4,467 or 3.3% of net revenue in the second quarter of 2017.  The decrease was primarily driven by the timing of spending on the development of generic drug products.

Operating profit in the second quarter of 2018 was $44,652 compared to $34,972 in the second quarter of 2017.  The increase in operating profit was due to higher gross profit and lower operating expenses as described above.

Excluding the impact of the new revenue recognition standard, operating profit in the second quarter of 2018 was $29,684.

Net interest expense was $17 in the second quarter of 2018 compared to $388 in the second quarter of 2017. The decrease is due to higher interest income generated from higher cash balances. The Company did not have any debt outstanding as of June 30, 2018 and 2017.

During the second quarter of 2018, the Company acquired a 19.9% equity investment in a European company (“Investee”).  The Investee completed an initial public offering on a foreign exchange late in the quarter, which reduced the Company’s ownership share to 16.3%.  The Company’s investment is subject to a one-year prohibition on selling the shares.  The Company has one seat on the Board of Directors of the investee and concluded it is able to exercise significant influence and that equity accounting would be appropriate.  In accordance with ASC 825, the Company has elected to record this investment at fair value.  The Company selected an appropriate valuation methodology to compute a discount for the lack of marketability to be applied to the closing market price of the shares as of June 30, 2018. The fair value of the Company’s shares increased by $5,146 at June 30, 2018 resulting in an unrealized gain that was recorded as “Unrealized gain on investment in equity securities” on the Company’s income statement.  Since the shares owned by the Company are substantially in excess of the daily trade volumes of the stock, it could be difficult to sell the shares in a timely manner when the restrictions lapse and it is possible the ultimate value to be realized by the Company could be significantly less upon a sale of the securities.

Income tax expense from continuing operations for the three months ended June 30, 2018 and 2017 was $8,748 and $9,174, respectively.  The effective tax rate for the three months ended June 30, 2018 and 2017 was 17.6% and 26.7%, respectively.  Excluding the favorable impact of immediately recognizing certain effects of share-based compensation, the effective tax rate would have been 20.1% for the three months ended June 30, 2018.

Income from continuing operations in the second quarter of 2018 was $40,852, or $1.21 per diluted share, versus $25,124, or $0.75 per diluted share in the same period a year ago.

Excluding the impact of the new revenue recognition standard, income from continuing operations in the second quarter of 2018 was $29,347, or $0.87 per diluted share.

Comparison of First Six Months of 2018 versus First Six Months of 2017

Net revenue in the first six months of 2018 of $293,143 was $53,583 or 22.4% higher than the first six months of 2017. Excluding a 3.2% favorable impact of foreign exchange compared to the first six months of 2017, net revenue increased 19.2% as a result of higher volumes (19.9%) partially offset by lower pricing (0.7%). The increase in volumes was driven by higher sales of branded and generic APIs, and custom development products partially offset by lower sales of controlled substances.

Excluding the impact of the new revenue recognition standard, net revenue in the first six months of 2018 decreased 1.1% compared to the first six months of 2017 to $236,875. Excluding a 3.0% favorable impact of foreign exchange compared to the first six months of 2017, net revenue decreased 4.1%. The decrease in volumes was driven by lower sales of branded APIs and controlled substances partially offset by higher sales of custom development products and generic APIs.

The following table reflects net revenue by geographic area for the first six months of 2018 and 2017:

	First six months
	2018	2017
Europe	$184,959	$137,364
North America	91,438	87,062
Asia	7,852	10,066
Other	8,894	5,068
Total gross sales	$293,143	$239,560

Gross margins in the first six months of 2018 decreased to 39.5% from 43.6% in the first six months of 2017.  The decrease was primarily driven by certain inventory charges due to batch failures in the first quarter of 2018, unfavorable manufacturing variances and unfavorable product mix, partially offset by a contract termination payment of $3,200 with no associated costs. Gross profit in the first six months of 2018 was $115,647 compared to $104,434 in the same period last year.

Excluding the impact of the new revenue recognition standard, gross margins in the first six months of 2018 decreased to 35.5% from 43.6% in the first six months of 2017.  Gross profit in the first six months of 2018 would have been $84,098 compared to $104,434 in the same period last year.

Selling, general and administrative (“SG&A”) expenses of $32,862 in the first six months of 2018 decreased compared to $33,511 in the first six months of 2017.  The decrease was mainly due to lower personnel related costs (approximately $2,800) partially offset by an increase in certain consulting costs (approximately $1,200), the impact of foreign currency (approximately $1,000) and due diligence costs related to mergers and acquisition activities (approximately $300). SG&A, as a percentage of net revenue, was 11.2% and 14.0% in the first six months of 2018 and 2017, respectively.

Research and development (“R&D”) expenses of $7,752 were 2.6% of net revenue in the first six months of 2018, compared to $8,357 or 3.5% of net revenue in the first six months of 2017.  The decrease was primarily driven by higher absorption of R&D expenses into inventory and cost of goods sold as a result of increased revenue generating activity (approximately $1,800) and the timing of spending on the development of generic drug products (approximately $600) partially offset by higher personnel costs (approximately $1,600).

Operating profit in the first six months of 2018 was $75,033 compared to $62,566 in the first six months of 2017. The increase in operating profit was due to higher gross profit and lower operating expenses as described above.

Excluding the impact of the new revenue recognition standard, operating profit in the first six months of 2018 was $43,484.

Net interest expense was $99 in the first six months of 2018 compared to $654 in the first six months of 2017. The decrease is due to higher interest income generated from higher cash balances. The Company did not have any debt outstanding as of June 30, 2018 and 2017.

During the second quarter of 2018, the Company acquired a 19.9% equity investment in a European company (“Investee”).  The Investee completed an initial public offering on a foreign exchange late in the quarter, which reduced the Company’s ownership share to 16.3%.  The Company’s investment is subject to a one-year prohibition on selling the shares.  The Company has one seat on the Board of Directors of the investee and concluded it is able to exercise significant influence and that equity accounting would be appropriate.  In accordance with ASC 825, the Company has elected to record this investment at fair value.  The Company selected an appropriate valuation methodology to compute a discount for the lack of marketability to be applied to the closing market price of the shares as of June 30, 2018. The fair value of the Company’s shares increased by $5,146 at June 30, 2018 resulting in an unrealized gain that was recorded as “Unrealized gain on investment in equity securities” on the Company’s income statement.  Since the shares owned by the Company are substantially in excess of the daily trade volumes of the stock, it could be difficult to sell the shares in a timely manner when the restrictions lapse and it is possible the ultimate value to be realized by the Company could be significantly less upon a sale of the securities.

Income tax expense from continuing operations for the six months ended June 30, 2018 and 2017 was $14,534 and $14,986, respectively.  The effective tax rate for the six months ended June 30, 2018 and 2017 was 18.3% and 24.5%, respectively.  Excluding the favorable impact of immediately recognizing certain effects of share-based compensation, the effective tax rate would have been 19.9% for the six months ended June 30, 2018.

Income from continuing operations in the first six months of 2018 was $65,101, or $1.94 per diluted share, versus $46,239, or $1.38 per diluted share in the same period a year ago.

Excluding the impact of the new revenue recognition standard, income from continuing operations in the first six months of 2018 was $40,186, or $1.20 per diluted share.

Liquidity and Capital Resources

During the first six months of 2018, cash provided by operations was $17,502 versus $37,077 in the same period a year ago.  This decrease was primarily due the timing of accounts receivable collections and unbilled revenue partially offset by the timing of accounts payable payments.

Cash flows used in investing activities in the first six months of 2018 related to capital expenditures of $32,733 compared to $22,862 in the same period a year ago.  Capital expenditures in the first six months of 2018 and 2017 primarily expanded the Company’s manufacturing capacity to support expected growth.

Cash flows provided by financing activities in the first six months of 2018 were $4,599 compared to $2,973 in the same period a year ago.  The 2018 and 2017 cash flows relate to proceeds from stock options exercised.

The Company expects to spend approximately $70,000 to $80,000 on capital expenditures during 2018, excluding acquisitions.

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

During the second quarter of 2018, the Company announced it entered into a definitive agreement to acquire Halo Pharma (“Halo”), a leading dosage form Contract Development and Manufacturing Organization. The Company will acquire Halo for $425,000 in total cash consideration. The acquisition will be funded with a combination of cash on hand and borrowings against the Company’s $500,000 senior credit facility. Completion of the transaction is subject to customary closing conditions and is expected to occur during the third quarter of 2018.

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

The following accounting pronouncements became effective for the Company January 1, 2018:

Revenue from Contracts with Customers

In May 2014, the FASB issued ASU 2014-09 which introduces a new five-step revenue recognition model in which an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.

On January 1, 2018, the Company adopted the new accounting standard ASC Topic 606, Revenue from Contracts with Customers and all the related amendments (“new revenue standard”) to all contracts not completed as of January 1, 2018 using the modified retrospective method.  The cumulative effect of initially applying the new revenue standard was $16,219 and has been recorded as an adjustment to increase the opening balance of retained earnings.  The cumulative effect adjustment relates primarily to the recognition of revenue and costs for contracts that transfer promised goods or services over time.  Gross sales, cost of goods sold, and tax expense of $51,896, $31,347, and $4,330 respectively, were recorded as part of the cumulative effect adjustment.  The comparative information has not been restated and is reported in accordance with accounting standard Topic 605, which was in effect for those periods.

Presentation of Net Periodic Benefit Cost Related to Defined Benefit Plans

In March 2017, the FASB issued ASU 2017-07 which amends the requirements in ASC 715 related to the income statement presentation of the components of net periodic benefit cost for an entity’s sponsored defined pension and other postretirement plans. The ASU requires entities to disaggregate the current-service-cost component from the other components of net benefit cost and present it with other current compensation costs for related employees in the income statement and present the other components elsewhere in the income statement and outside of income from operations if such subtotal is presented. This standard became effective for the Company on January 1, 2018.  For the three and six months ended June 30, 2018, the Company recorded $171 and $482, respectively, to “Other expenses, net” which formerly would have been recorded as “Selling, general and administrative expenses” or “Cost of goods sold.”  To conform to the current year presentation, for the three and six months ended June 30, 2017 the Company reclassified $360 and $723, respectively, from “Selling, general and administrative expenses” and $57 and $107, respectively, from “Cost of goods sold” to “Other expenses, net.”

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

Improvements to Nonemployee Share-Based Payment Accounting

In June 2018, the FASB issued ASU 2018-07 which aligns the accounting for share-based payment awards issued to nonemployees with those issued to employees.  Under the new guidance, the nonemployee awards will be measured on the grant date and compensation costs will be recognized when achievement of the performance condition is probable. This new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within that fiscal year. Early adoption is permitted. The Company is currently evaluating the new guidance and does not expect it to have a material impact on its consolidated financial statements.

Leases

In February 2016, the FASB issued ASU 2016-02 which requires lessees to recognize right of use assets and lease liabilities on the balance sheet for all leases with terms greater than twelve months.  This standard is effective for fiscal years beginning after December 15, 2018, including interim periods within that reporting period.  At this time, the Company has no significant financing leases and only a limited number of operating leases. The result of adoption will be an increase to assets and liabilities by the same amount for the identified operating leases. Several updates have been issued in 2018 that provide clarification on a number of specific issues and reporting requirements. The Company is currently evaluating the new guidance and does not expect the adjustment will be material to the Company, assuming there is not an increase in lease activity.

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

There has been no significant change in the Company’s exposure to market risk during the first six months of 2018.  For a discussion of the Company’s exposure to market risk, refer to Part II, Item 7A, “Quantitative and Qualitative Disclosures about Market Risk,” contained in the Company’s Annual Report on Form 10-K for the period ended December 31, 2017.

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

There have been no material changes to the Company’s risk factors and uncertainties during the first six months of 2018.  For a discussion of the Risk Factors, refer to Part I, Item 1A, “Risk Factors,” contained in the Company’s Annual Report on Form 10-K for the period ended December 31, 2017.

Item 6.	Exhibits

Exhibit 2.1*†

Purchase and Sale Agreement, dated July 20, 2018, by and among Cambrex Corporation, Halo Pharmaceutical, Inc., 8121117 Canada Inc., Halo Pharmaceutical Canada Inc., the Sellers party thereto, SK Capital Partners, L.P., as Sellers’ Representative, and SK Angel Holdings, L.P., as Seller Guarantor.

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

†Schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company will furnish copies of such schedules to the SEC upon its request; provided, however, that the Company may request confidential treatment pursuant to Rule 24b-2 of the Exchange Act for any schedule so furnished. The representations, warranties and covenants contained in the agreement were solely for the benefit of the parties thereto, and may be subject to limitations agreed upon by such parties, including being qualified by confidential disclosures made by each contracting party to the other. In addition, such representations, warranties and covenants (i) were intended as a way of allocating the risk between the parties to the agreement and not as statements of fact, and (ii) may apply standards of materiality in a way that is different from what may be viewed as material by stockholders of, or other investors in, the Company. Moreover, information concerning the subject matter of such representations and warranties may change after the date of the agreement, which subsequent information may or may not be fully reflected in the Company’s public disclosures. Accordingly, investors should not rely on such representations, warranties and covenants, which should be read only in conjunction with the other information in reports, statements and other filings that the Company makes with the SEC.

Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets as of June 30, 2018 and December 31, 2017, (ii) Consolidated Income Statements for the three and six months ended June 30, 2018 and 2017, (iii) Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2018 and 2017, (iv) Consolidated Statements of Cash Flows for the six months ended June 30, 2018 and 2017, and (v) Notes to Consolidated Financial Statements.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CAMBREX CORPORATION

By	/s/Tom G. Vadaketh
Tom G. Vadaketh
Executive Vice President and
Chief Financial Officer
(On behalf of the Registrant and as the
Registrant's Principal Financial Officer)

Dated:  August 2, 2018