Form 10-Q
period 2018-09-30
CAMBREX CORP
filed 2018-11-08
CIK 820081

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended September 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of October 31, 2018, there were 33,560,061 shares outstanding of the registrant’s Common Stock, $.10 par value.

CAMBREX CORPORATION AND SUBSIDIARIES

Forward-Looking Statements

This document contains “forward-looking statements,” including statements or tables regarding expected performance.  These and other forward-looking statements may be identified by the fact that they use words such as “guidance,” “expects,” “anticipates,” “intends,” “estimates,” “believes” or similar expressions.  Any forward-looking statements contained herein are based on current plans and expectations and involve risks and uncertainties that could cause actual outcomes and results to differ materially from current expectations.  The factors described in Item 1A of Part I of the Company’s Annual Report on Form 10-K for the period ended December 31, 2017 captioned “Risk Factors,” or otherwise described in the Company’s filings with the SEC provide examples of such risks and uncertainties that may cause the Company’s actual results to differ materially from the expectations the Company describes in its forward-looking statements, including, but not limited to, the possibility that the benefits from the acquisition of Halo Pharma may not be as anticipated, customer and product concentration, the Company’s ability to win new customer contracts and renew existing contracts on favorable terms, significant declines in sales of products to the Company’s customers, pharmaceutical outsourcing trends, competitive pricing or product developments, market acceptance and adoption rate of its customers’ products, government legislation and regulations (including those pertaining to environmental issues), tax rate, interest rate, technology, manufacturing and legal issues, including the outcome of outstanding litigation, environmental matters, changes in foreign exchange rates, uncollectible receivables, the timing and/or volume of orders or shipments and the Company’s ability to meet its production plan and customer delivery schedules, expected timing of completion of capacity expansions, our ability to successfully integrate acquired businesses, loss on disposition of assets, cancellations or delays in renewal of contracts, lack of suitable raw materials, the Company’s ability to receive regulatory approvals for its products, continued demand in the U.S. for late stage clinical products and the successful outcome of the Company’s investment in new products.

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

Part I - FINANCIAL INFORMATION

Item 1.	Financial Statements

CAMBREX CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets

(in thousands, except share data)

	September 30,	December 31,
	2018	2017
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$97,135	$183,284
Trade receivables, net	71,582	75,144
Contract assets	112,845	-
Other receivables	14,824	20,891
Inventories, net	103,648	138,542
Prepaid expenses and other current assets	16,776	4,217
Total current assets	416,810	422,078
Property, plant and equipment, net	352,947	254,299
Goodwill	271,424	43,626
Intangible assets, net	191,959	13,868
Deferred income taxes	11,557	3,198
Other non-current assets	3,192	3,496
Total assets	$1,247,889	$740,565

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$38,205	$35,017
Contract liabilities, current	10,269	4,707
Taxes payable	2,727	43
Accrued expenses and other current liabilities	40,578	42,774
Total current liabilities	91,779	82,541
Long-term debt	325,000	-
Contract liabilities, non-current	43,379	39,000
Deferred income taxes	66,231	7,806
Accrued pension benefits	38,429	41,141
Other non-current liabilities	23,793	25,213
Total liabilities	588,611	195,701
Stockholders' equity:
Common stock, $.10 par value; authorized 100,000,000, issued 34,813,949 and 34,270,975 shares at respective dates	3,481	3,427
Additional paid-in capital	181,435	165,979
Retained earnings	537,251	429,826
Treasury stock, at cost, 1,273,888 and 1,424,153 shares at respective dates	(10,860)	(12,140)
Accumulated other comprehensive loss	(52,029)	(42,228)
Total stockholders' equity	659,278	544,864
Total liabilities and stockholders' equity	$1,247,889	$740,565

See accompanying notes to unaudited consolidated financial statements.

CAMBREX CORPORATION AND SUBSIDIARIES

Consolidated Income Statements

(unaudited – in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Gross sales	$104,231	$112,233	$390,575	$350,431
Commissions, allowances and rebates	240	225	641	1,468
Net sales	103,991	112,008	389,934	348,963
Other revenues, net	627	611	7,827	3,216
Net revenue	104,618	112,619	397,761	352,179
Cost of goods sold	71,893	65,676	249,389	200,802
Gross profit	32,725	46,943	148,372	151,377
Operating expenses:
Selling, general and administrative expenses	14,514	17,167	47,037	50,678
Research and development expenses	4,191	4,233	11,943	12,590
Acquisition and integration expenses	7,388	-	7,727	-
Total operating expenses	26,093	21,400	66,707	63,268
Operating profit	6,632	25,543	81,665	88,109
Other expenses/(income):
Interest expense, net	725	337	824	991
Unrealized gain on investment in equity securities	(5,611)	-	(10,757)	-
Other expenses, net	109	432	554	1,119
Income before income taxes	11,409	24,774	91,044	85,999
(Benefit)/provision for income taxes	(15,406)	7,498	(872)	22,484
Income from continuing operations	26,815	17,276	91,916	63,515
(Loss)/income from discontinued operations, net of tax	(86)	20	(710)	(1,324)
Net income	$26,729	$17,296	$91,206	$62,191
Basic earnings/(loss) per share of common stock:
Income from continuing operations	$0.80	$0.53	$2.77	$1.95
Loss from discontinued operations, net of tax	$(0.00)	$0.00	$(0.02)	$(0.04)
Net income	$0.80	$0.53	$2.75	$1.91
Diluted earnings/(loss) per share of common stock:
Income from continuing operations	$0.79	$0.52	$2.73	$1.90
Loss from discontinued operations, net of tax	$(0.00)	$0.00	$(0.02)	$(0.04)
Net income	$0.79	$0.52	$2.71	$1.86
Weighted average shares outstanding:
Basic	33,406	32,749	33,130	32,612
Effect of dilutive stock based compensation	486	763	573	839
Diluted	33,892	33,512	33,703	33,451

See accompanying notes to unaudited consolidated financial statements.

CAMBREX CORPORATION AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

(unaudited – in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Net income	$26,729	$17,296	$91,206	$62,191
Other comprehensive income/(loss):
Foreign currency translation adjustments	32	7,006	(10,504)	19,753
Pension plan amortization of net actuarial loss and prior service cost, net of tax of $69, $118, $246 and $350 at respective dates	202	250	703	737
Comprehensive income	$26,963	$24,552	$81,405	$82,681

See accompanying notes to unaudited consolidated financial statements.

CAMBREX CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(unaudited – in thousands)

	Nine Months Ended
	September 30,
	2018	2017
Cash flows from operating activities:
Net income	$91,206	$62,191
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	24,203	23,023
Non-cash deferred revenue	(1,116)	(4,991)
Increase in inventory reserve	5,687	3,217
Unrealized gain on investment in equity securities	(10,757)	-
Unrealized gain on foreign currency contracts	(1,582)	-
Stock based compensation	4,106	6,321
Deferred income tax provision	(14,025)	1,087
Other	(146)	516
Changes in assets and liabilities:
Account receivables	12,144	35,995
Contract assets	(58,147)	-
Inventories	1,747	(38,245)
Prepaid expenses and other current assets	6,446	(70)
Accounts payable and other current liabilities	(17,476)	(16,422)
Contract liabilities, current	471	512
Other non-current assets and liabilities	(3,338)	(2,282)
Discontinued operations:
Non-current liabilities	898	2,418
Net cash used in discontinued operations	(557)	(1,185)
Net cash provided by operating activities	39,764	72,085
Cash flows from investing activities:
Capital expenditures	(43,545)	(38,241)
Proceeds from sale of business	-	2,836
Acquisition of business, net of cash acquired	(418,963)	-
Net cash used in investing activities	(462,508)	(35,405)
Cash flows from financing activities:
Borrowings	325,000	-
Proceeds from stock options exercised	12,685	3,448
Net cash provided by financing activities	337,685	3,448
Effect of exchange rate changes on cash and cash equivalents	(1,090)	4,134
Net (decrease)/increase in cash and cash equivalents	(86,149)	44,262
Cash and cash equivalents at beginning of period	183,284	74,141
Cash and cash equivalents at end of period	$97,135	$118,403

See accompanying notes to unaudited consolidated financial statements.

CAMBREX CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(in thousands, except share data)

(Unaudited)

(1)	Basis of Presentation

Unless otherwise indicated by the context, "Cambrex" or the "Company" means Cambrex Corporation and subsidiaries.

On September 12, 2018, the Company acquired Halo Pharma (“Halo”).  The results of Halo have been included in the consolidated results since the acquisition date.  As a result of the acquisition of Halo, the Company now reports its results in two segments, Active Pharmaceutical Ingredients (“API’s”) and Finished Dosage Form (“FDF”).  See Note 4 for additional information on the Halo acquisition.

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

Certain reclassifications have been made to prior year amounts to conform with the current year presentation.

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

CAMBREX CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(in thousands, except share data)

(Unaudited)

The adoption of the new revenue standard impacted the consolidated financial statements as follows:

Income Statement

	For the Three Months Ended September 30, 2018
	As Reported	Effect of Change	Amount Without Adoption of ASC 606
Gross sales	$104,231	$1,914	$102,317
Net revenue	104,618	1,914	102,704
Cost of goods sold	71,893	8,475	63,418
Gross profit	32,725	(6,561)	39,286
Operating profit	6,632	(6,561)	13,193
Benefit for income taxes	(15,406)	(1,558)	(13,848)
Income from continuing operations	26,815	(5,003)	31,818
Net income	26,729	(5,003)	31,732
Diluted earnings per share from continuing operations	0.79	(0.15)	0.94

	For the Nine Months Ended September 30, 2018
	As Reported	Effect of Change	Amount Without Adoption of ASC 606
Gross sales	$390,575	$58,182	$332,393
Net revenue	397,761	58,182	339,579
Cost of goods sold	249,389	33,194	216,195
Gross profit	148,372	24,988	123,384
Operating profit	81,665	24,988	56,677
(Benefit)/provision for income taxes	(872)	5,076	(5,948)
Income from continuing operations	91,916	19,912	72,004
Net income	91,206	19,912	71,294
Diluted earnings per share from continuing operations	2.73	0.59	2.14

CAMBREX CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(in thousands, except share data)

(Unaudited)

Balance Sheet

	September 30, 2018
	As Reported	Effect of Change	Balances Without Adoption of ASC 606
Current Assets
Contract assets	$112,845	$112,845	$-
Inventory	103,648	(66,905)	170,553

Current Liabilities
Taxes payable	2,727	9,405	(6,678)

Stockholders' Equity
Retained earnings	537,251	36,131	501,120

Presentation of Net Periodic Benefit Cost Related to Defined Benefit Plans

In March 2017, the FASB issued ASU 2017-07 which amends the requirements in ASC 715 related to the income statement presentation of the components of net periodic benefit cost for an entity’s sponsored defined pension and other postretirement plans. The ASU requires entities to disaggregate the current-service-cost component from the other components of net benefit cost and present it with other current compensation costs for related employees in the income statement and present the other components elsewhere in the income statement and outside of income from operations if such subtotal is presented. This standard became effective for the Company on January 1, 2018.  For the three and nine months ended September 30, 2018, the Company recorded $167 and $649, respectively, to “Other expenses, net” which formerly would have been recorded as “Selling, general and administrative expenses” or “Cost of goods sold.”  To conform to the current year presentation, for the three and nine months ended September 30, 2017 the Company reclassified $384 and $1,107, respectively, from “Selling, general and administrative expenses” and $54 and $161, respectively, from “Cost of goods sold” to “Other expenses, net.”

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

Recognition and Measurement of Financial Assets and Financial Liabilities

In January 2016, the FASB issued ASU 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities. The ASU amends guidance on the classification and measurement of financial instruments, including significant revisions in accounting related to the classification and measurement of investments in equity securities and presentation of certain fair value changes for financial liabilities when the fair value option is elected. The ASU requires equity securities to be measured at fair value with changes in fair value recognized through net earnings and amends certain disclosure requirements associated with the fair value of financial instruments. In the period of adoption, the Company is required to reclassify the unrealized gains/losses on equity securities within accumulated other comprehensive income/(loss) to retained earnings. In February 2018, the FASB issued ASU 2018-03, Technical Corrections and Improvements to Financial Instruments—Overall (Subtopic 825-10), which clarified certain aspects of the previously issued ASU. The ASU was adopted by the Company on January 1, 2018 and did not have a material effect on the Company’s consolidated financial statements.

The following recently issued accounting pronouncements will become effective for the Company in future periods:

Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income

In February 2018, the FASB issued ASU 2018-02 to address the tax effects of the Tax Cuts & Jobs Act (“TCJA”) on amounts that were initially recognized directly in AOCI. ASU 2018-02 allows an entity to elect a one-time reclassification from AOCI to retained earnings of stranded tax effects due to the enactment of TCJA, equal to the difference between the amount initially charged or credited directly to AOCI at the previously enacted U.S. federal corporate income tax rate and the amount that would have been charged or credited directly to AOCI by using the newly enacted tax rate, excluding the effect of any valuation allowance previously charged to income from continuing operations. ASU 2018-02 is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. The Company has evaluated the provisions of ASU 2018-02 and has determined it will not elect the reclassification from AOCI to retained earnings addressed in the ASU.

CAMBREX CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(in thousands, except share data)

(Unaudited)

Effects of the Tax Cuts and Jobs Act

In March 2018, the FASB issued ASU 2018-05, Income Taxes (Topic 740): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118 (“SAB No. 118”) which allowed SEC registrants to record provisional amounts for the year ended December 31, 2017 due to the complexities involved in accounting for the enactment of TCJA. The Company recognized the estimated income tax effects of TCJA in its 2017 Consolidated Financial Statements in accordance with SAB No. 118. Refer to Note 7 for further information.  The Company’s accounting for the TCJA one-time toll charge on previously undistributed accumulated foreign earnings has been completed, resulting in a $2,105 measurement period tax benefit and corresponding reduction in taxes payable.  In accordance with SAB No. 118, any additional adjustment to the financial reporting impacts of TCJA will be completed by December 31, 2018.

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

Changes to the Disclosure Requirements for Fair Value Measurement

In August 2018, the FASB issued ASU 2018-13 which modifies the disclosure requirements for recurring and nonrecurring fair value measurements, primarily those surrounding Level 3 fair value measurements and transfers between Level 1 and Level 2. The new standard is effective for fiscal years beginning after December 15, 2019, including interim periods within that reporting period.  The Company is currently evaluating the new guidance and does not expect it to have an impact on its consolidated financial statements.

Changes to the Disclosure Requirements for Defined Benefit Plans

In August 2018, the FASB issued ASU 2018-14 which adds, modifies and removes certain disclosure requirements to improve the effectiveness of disclosures for defined benefit plans. The new standard is effective for fiscal years beginning after December 15, 2020, including interim periods within that reporting period.  The Company is currently evaluating the new guidance and does not expect it to have an impact on its consolidated financial statements.

Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement that is a Service Contract

In August 2018, the FASB issued ASU 2018-15 which states entities should apply the guidance in ASC 350-40 when capitalizing implementation costs related to a hosting arrangement that is a service contract. The capitalized implementation costs should be classified as prepaid expenses and then expensed over the hosting arrangement’s term, with the expense recorded on the same line of the income statement as the service contract. The new standard is effective for fiscal years beginning after December 15, 2019, including interim periods within that reporting period.  The Company is currently assessing the impact that adopting this new accounting standard will have on its consolidated financial statements.

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

In accordance with ASC 606, the Company disaggregates its revenue from customers with contracts by revenue streams. The Company’s revenue streams are presented in the following table:

	Three Months Ended	Nine Months Ended
	September 30, 2018	September 30, 2018
Single-use products	$58,731	$205,944
Multi-use products	39,037	168,310
Service revenue	6,463	16,321
Total gross sales	$104,231	$390,575

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

Single-use products

In most single-use product sales, a quantity is ordered and manufactured according to the customer’s specifications and typically only one performance obligation is included. The Company also manufactures early phase product that can be included in a contract with services.  These services are distinct and separated from the product performance obligations and are shown as a service revenue stream.  The products are manufactured exclusively for a specific customer and have no alternative use.  Generally, under these customer agreements, the Company is entitled to consideration for progress to date that includes an element of profit margin. To the extent an agreement does not include an element of profit margin for progress to date, it is recognized at a point in time.  Revenues that are recognized over time utilize a measure of progress toward satisfaction of the performance obligations. The Company measures progress using an input method which compares the cost of cumulative work in process to date to the most current estimates for the entire performance obligation. The raw materials are excluded from this measurement due to the high value and inclusion in the early stages of the project that would otherwise overstate progress to date.

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

The following table details the significant changes in contract assets during the nine months ended September 30, 2018:

Contract Assets
Balance as of January 1, 2018	$51,896
Contracts assets acquired	3,749
Revenue recognized from performance obligations satisfied	201,210
Transferred to trade receivables	(143,094)
Currency impact	(916)
Balance as of September 30, 2018	$112,845

The Company recognized in revenue $1,116 during the nine months ended September 30, 2018 for which the contract liability was recorded in a prior period.

(4)	Acquisitions

On September 12, 2018, the Company completed the acquisition of 100% of Halo Pharma (“Halo”), a finished dosage form Contract Development and Manufacturing Organization. The deal was structured as a stock purchase for consideration of $425,000.  The Company utilized cash on hand and borrowings under the credit facility to pay the purchase price.  Cambrex acquired two GMP compliant facilities, one in Whippany, NJ, the other in Mirabel, Quebec.

The addition of Halo adds formulation development and finished dosage manufacturing capabilities to the Company’s existing global API manufacturing network. These newly acquired facilities provide formulation development and clinical and commercial manufacturing services, specializing in oral solids, liquids, creams, sterile and non-sterile ointments. The facilities core competencies include developing and manufacturing highly complex and difficult to produce formulations, products for pediatric indications and controlled substances.

CAMBREX CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(in thousands, except share data)

(Unaudited)

The following table summarizes the estimated fair value of the assets acquired and liabilities assumed at the acquisition date. Cambrex is in the process of obtaining third-party valuations of certain tangible and intangible assets; thus the provisional measurements of property, plant and equipment, intangible assets, goodwill and deferred income taxes are subject to change.

September 12, 2018
Cash	$2,792
Account receivable and Contract assets	14,045
Inventory	8,298
Other current assets	1,110
Property, plant and equipment	78,364
Goodwill	228,504
Intangible assets	180,000
Total assets acquired	513,113
Current liabilities	16,058
Noncurrent liabilities	69,666
Total liabilities assumed	$85,724

Transaction costs have been expensed and totaled $6,460 for the three and nine months ended September 30, 2018. These costs have been recorded to “Acquisition and integration expenses” on the Company’s income statement.

The consolidated income statement from the acquisition date to the period ending September 30, 2018 included revenue of $5,154 and net income of $86. These results include integration costs of $394.

(5)	Net Inventories

Inventories are stated at the lower of cost and net realizable value.  Cost is determined on a first-in, first-out basis.

Net inventories consist of the following:

	September 30, 2018	December 31, 2017
Finished goods	$26,016	$41,521
Work in process	23,076	47,386
Raw materials	46,666	42,491
Supplies	7,890	7,144
Total	$103,648	$138,542

CAMBREX CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(in thousands, except share data)

(Unaudited)

(6)	Goodwill and Intangible Assets

The change in the carrying amount of goodwill for the nine months ended September 30, 2018, is as follows:

Balance as of December 31, 2017	$43,626
Acquisition of business (see Note 4)	228,504
Translation effect	(706)
Balance as of September 30, 2018	$271,424

As of September 30, 2018, goodwill of $228,747 relates to the FDF segment. The remaining goodwill relates to the API segment.

Acquired intangible assets, which are amortized, consist of the following:

		As of September 30, 2018
	Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Internal-use software	3 - 7 years	$7,034	$(2,636)	$4,398
Technology-based intangibles	20 years	3,519	(1,496)	2,023
Customer-related intangibles	10 - 15 years	187,942	(2,404)	185,538
		$198,495	$(6,536)	$191,959

		As of December 31, 2017
	Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Internal-use software	3 - 7 years	$7,074	$(1,810)	$5,264
Technology-based intangibles	20 years	3,646	(1,413)	2,233
Customer-related intangibles	10 - 15 years	7,608	(1,237)	6,371
		$18,328	$(4,460)	$13,868

The change in the gross carrying amount in 2018 is mainly due to the provisional recognition of customer-related intangibles of $180,000 due to the acquisition of Halo Pharma in September 2018 and the impact of foreign currency translation.  The change in the gross carrying amount in 2017 is mainly due to foreign currency translation and additions.

Amortization expense was $1,134 and $2,157 for the three and nine months ended September 30, 2018, respectively.  This includes amortization expense of $627 related to the acquisition of Halo Pharma. Amortization expense was $477 and $1,375 for the three and nine months ended September 30, 2017, respectively.

Amortization expense related to intangible assets is expected to be approximately $5,043 for 2018, $14,053 for 2019, $14,037 for 2020, $14,031 for 2021, and $13,610 for 2022.

CAMBREX CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(in thousands, except share data)

(Unaudited)

(7)	Income Taxes

Income tax benefit from continuing operations for the three and nine months ended September 30, 2018 was $15,406 and $872, respectively, compared to expense of $7,498 and $22,484 for the three and nine months ended September 30, 2017, respectively.  The Company’s provisional accounting for TCJA’s toll charge on previously undistributed accumulated foreign earnings at December 31, 2017 has been completed in the period ending September 30, 2018, resulting in a $2,105 measurement period tax benefit.  In accordance with SAB No. 118, any additional adjustment to the financial reporting impacts of TCJA will be completed by December 31, 2018.

The income tax benefit for the three and nine months ended September 30, 2018  includes the impacts of immediately recognizing certain effects of share-based compensation, acquisition and integration expenses, unrealized gain on investment in equity securities, and benefits for finalizing the TCJA toll charge and New Jersey tax reform. Excluding these items, the effective tax rate would have been 19.6% and 20.5% for the three and nine months ended September 30, 2018, respectively, compared to 33.2% and 32.1% for the three and nine months ended September 30, 2017, respectively.

The Company has determined it will elect the accounting policy to treat tax on global intangible low-taxed income (“GILTI”) inclusions under TCJA as a component of current tax expense in its estimated annual effective tax rate.  This accounting policy election is now complete.

In July 2018, New Jersey enacted comprehensive corporate income tax reform legislation which includes, among other items, the imposition of a multi-year temporary surtax, mandatory combined reporting, revised net operating loss (“NOL”) and dividend exclusion rules, and decoupling from certain federal tax reform provisions. Additionally, in October 2018 New Jersey enacted legislation that included significant technical corrections and clarifications to the July law as well as other substantive changes to the State’s corporate tax regime. GAAP requires that the effects of a change in tax law be recorded in the period of enactment.  Therefore, the Company has included the effects of New Jersey’s July tax law change in the results for the quarter ended September 30, 2018. This includes a discrete benefit of $11,437 to release valuation allowance against state NOLs and state net deferred tax assets against which the Company had previously maintained a full valuation allowance due to restrictive rules regarding realization, and a discrete benefit of $752 for revaluing state tax attributes and net deferred tax assets due to the New Jersey surtax. The Company currently estimates it will record a non-cash charge of approximately $1,600 in the quarter ended December 31, 2018 due to New Jersey’s October tax law change.

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

Notes to Consolidated Financial Statements

(in thousands, except share data)

(Unaudited)

This assessment, which is completed on a taxing jurisdiction basis, takes into account a number of types of evidence, including the following:

•Nature, frequency, and severity of current and cumulative financial reporting losses. A pattern of objectively-measured recent financial reporting losses is heavily weighted as a source of negative evidence. The Company generally considers cumulative pre-tax losses in the current three-year period to be significant negative evidence regarding future profitability. The Company also considers the strength and trend of earnings, as well as other relevant factors. In certain circumstances, historical information may not be as relevant due to changes in the Company’s business operations;

•Sources of future taxable income. Future reversals of existing taxable temporary differences are heavily-weighted sources of objectively verifiable evidence. Projections of future taxable income exclusive of reversing temporary differences are a source of positive evidence only when the projections are combined with a history of recent profits and can be reasonably estimated; and

•Tax planning strategies. Prudent and feasible tax planning strategies that would be implemented to maximize utilization of expiring tax credit carryforwards are evaluated as a source of additional positive evidence.

New Jersey’s change to combined reporting will allow the Company to use existing state NOLs to offset a portion of the Company’s combined domestic income that will be taxed by New Jersey.  On a New Jersey combined basis the Company has significant existing taxable temporary differences along with a sustained period of profitability and expectations of future profitability of sufficient amounts, therefore the Company has reversed its valuation allowance against certain state NOLs and state net deferred tax assets in the quarter ended September 31, 2018.

(8)	Long-term Debt

In May 2016, the Company entered into a $500,000 five-year Syndicated Senior Revolving Credit Facility (“Credit Facility”) which expires in May 2021.  The Company pays interest on this Credit Facility at LIBOR plus 1.25% - 2.00% based upon certain financial measurements.  The Credit Facility also includes financial covenants regarding interest coverage and leverage ratios.  The Company was in compliance with all financial covenants at September 30, 2018 and December 31, 2017.  As of September 30, 2018, there was $325,000 outstanding on the Credit Facility. As of December 31, 2017, the facility was undrawn. The 2018 weighted average interest rate for long-term bank debt was 3.6%.

(9)	Derivatives

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

None of the foreign currency forward contracts entered into during the nine months ended September 30, 2018 and 2017 were designated for hedge accounting treatment.  The notional amounts of the Company’s outstanding foreign exchange forward contracts were $63,918 and $32,781 at September 30, 2018 and December 31, 2017, respectively.  The Company does not hold or purchase any foreign currency forward contracts for trading or speculative purposes and no contractual term is greater than twelve months.

The fair value of the Company’s foreign exchange forward contracts outstanding was a gain of $1,582 and $83 at September 30, 2018 and December 31, 2017, respectively.  Losses are recorded in “Accrued expenses and other current liabilities” and gains are recorded in “Prepaid expenses and other current assets” on the balance sheet and “Other revenues, net” on the income statement.

(10)	Fair Value Measurements

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

The following table provides the assets carried at fair value, measured on a recurring basis, as of September 30, 2018 and December 31, 2017:

Fair Value - Level 2	September 30, 2018	December 31, 2017
Foreign currency forwards	$1,582	$83
Investment in equity securities	10,825	-
	$12,407	$83

The Company’s foreign currency forward contracts are measured at fair value using observable market inputs such as forward rates, the Company’s credit risk and its counterparties’ credit risks. Based on the Company’s continued ability to enter into forward contracts, the Company considers the markets for its fair value instruments to be active.

During the second quarter of 2018, the Company acquired a 19.9% equity investment in a European company (“Investee”).  The Investee completed an initial public offering on a foreign exchange late in the quarter, which reduced the Company’s ownership share to 16.3%.  The Company’s investment is subject to a one-year prohibition on selling the shares.  The Company has one seat on the Board of Directors of the investee and concluded it is able to exercise significant influence and that equity accounting would be appropriate.  In accordance with ASC 825, the Company has elected to record this investment at fair value.  The Company selected an appropriate valuation methodology to compute a discount for the lack of

CAMBREX CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(in thousands, except share data)

(Unaudited)

marketability to be applied to the closing market price of the shares as of September 30, 2018. The fair value of the Company’s shares increased to $10,825 during the nine months ended September 30, 2018 resulting in an unrealized gain that was recorded as “Unrealized gain on investment in equity securities” on the income statement.  Since the shares owned by the Company are substantially in excess of the daily trade volumes of the stock, it could be difficult to sell the shares in a timely manner when the restrictions lapse and it is possible the ultimate value to be realized by the Company could be significantly less upon a sale of the securities.

The Company’s financial instruments also include cash and cash equivalents, accounts receivables and accounts payables.  The carrying amount of these instruments approximates fair value because of their short-term nature.

(11)	Accumulated Other Comprehensive Income/(Loss)

The following tables provide the changes in Accumulated other comprehensive income (“AOCI”) by component (pension, net of tax) for the three and nine months ended September 30, 2018 and 2017:

	Foreign Currency Translation Adjustments	Pension Plans	Total
Balance as of June 30, 2018	$(22,576)	$(29,687)	$(52,263)
Other comprehensive income before reclassifications	32	-	32
Amounts reclassified from accumulated other comprehensive loss	-	202	202
Net current-period other comprehensive income	32	202	234
Balance as of September 30, 2018	$(22,544)	$(29,485)	$(52,029)

	Foreign Currency Translation Adjustments	Pension Plans	Total
Balance as of June 30, 2017	$(21,543)	$(30,743)	$(52,286)
Other comprehensive income before reclassifications	7,006	-	7,006
Amounts reclassified from accumulated other comprehensive loss	-	250	250
Net current-period other comprehensive income	7,006	250	7,256
Balance as of September 30, 2017	$(14,537)	$(30,493)	$(45,030)

CAMBREX CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(in thousands, except share data)

(Unaudited)

	Foreign Currency Translation Adjustments	Pension Plans	Total
Balance as of December 31, 2017	$(12,040)	$(30,188)	$(42,228)
Other comprehensive loss before reclassifications	(10,504)	-	(10,504)
Amounts reclassified from accumulated other comprehensive loss	-	703	703
Net current-period other comprehensive (loss)/income	(10,504)	703	(9,801)
Balance as of September 30, 2018	$(22,544)	$(29,485)	$(52,029)

	Foreign Currency Translation Adjustments	Pension Plans	Total
Balance as of December 31, 2016	$(34,290)	$(31,230)	$(65,520)
Other comprehensive income before reclassifications	19,753	-	19,753
Amounts reclassified from accumulated other comprehensive loss	-	737	737
Net current-period other comprehensive income	19,753	737	20,490
Balance as of September 30, 2017	$(14,537)	$(30,493)	$(45,030)

CAMBREX CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(in thousands, except share data)

(Unaudited)

The following tables provide the reclassifications from AOCI by component for the three and nine months ended September 30, 2018 and 2017:

Details about AOCI Components	Three Months Ended September 30, 2018	Nine Months Ended September 30, 2018
Amortization of defined benefit pension items:
Actuarial losses	$(273)	$(953)
Prior service credit	2	4
Total before tax	(271)	(949)
Tax benefit	69	246
Net of tax	$(202)	$(703)
Total reclassification for the period	$(202)	$(703)

Details about AOCI Components	Three Months Ended September 30, 2017	Nine Months Ended September 30, 2017
Amortization of defined benefit pension items:
Actuarial losses	$(355)	$(1,048)
Prior service costs	(13)	(39)
Total before tax	(368)	(1,087)
Tax benefit	118	350
Net of tax	$(250)	$(737)
Total reclassification for the period	$(250)	$(737)

The Company recognizes all components of net periodic benefit cost except service costs in “Other expenses, net” in its income statement. Service costs are recognized in “Selling, general and administrative expenses” and “Cost of goods sold” in its income statement depending on the functional area of the underlying employees included in the plan.

(12)	Stock Based Compensation

The Company recognizes compensation costs for stock options awarded to employees based on their grant-date fair value.  The value of each stock option is estimated on the date of grant using the Black-Scholes option-pricing model.  The weighted-average fair value per share for the stock options granted to employees during the nine months ended September 30, 2018 was $24.54. The weighted-average fair value per share for the stock options granted to employees during the nine months ended September 30, 2017 was $20.14.

CAMBREX CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(in thousands, except share data)

(Unaudited)

For the three months ended September 30, 2018 and 2017, the Company recorded $994 and $1,187, respectively, in “Selling, general and administrative expenses” for stock options.  For the nine months ended September 30, 2018 and 2017, the Company recorded $3,182 and $3,313, respectively, in “Selling, general and administrative expenses” for stock options.  As of September 30, 2018, the total compensation cost related to unvested stock options not yet recognized was $6,466.  The cost will be amortized on a straight-line basis over the remaining weighted-average vesting period of 1.9 years.

The following table is a summary of the Company’s stock options:

Options	Number of Shares	Weighted Average Exercise Price
Outstanding at December 31, 2017	1,484,914	$32.53
Exercised	(112,669)	24.16
Forfeited or expired	(5,311)	36.94
Outstanding at March 31, 2018	1,366,934	33.20
Granted	14,265	53.70
Exercised	(93,500)	20.07
Forfeited or expired	(6,759)	35.06
Outstanding at June 30, 2018	1,280,940	34.38
Exercised	(336,805)	24.01
Forfeited or expired	(53,527)	50.18
Outstanding at September 30, 2018	890,608	37.35
Exercisable at September 30, 2018	207,791	$30.20

The aggregate intrinsic values for all stock options exercised for the three and nine months ended September 30, 2018 were $12,685 and $18,494, respectively.  The aggregate intrinsic values for all stock options exercised for the three and nine months ended September 30, 2017 were $2,669 and $12,011, respectively.  The aggregate intrinsic values for all stock options outstanding and exercisable as of September 30, 2018 were $27,656 and $7,937, respectively.

CAMBREX CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(in thousands, except share data)

(Unaudited)

The following table is a summary of the Company’s unvested stock options, restricted stock and performance shares for which the requisite service period has not been rendered but that are expected to vest on the achievement of a performance condition:

	Unvested Stock Options		Unvested Restricted Stock		Unvested Performance Shares
	Number of Shares	Weighted- Average Grant-Date Fair Value	Number of Shares	Weighted- Average Grant-Date Fair Value	Number of Shares	Weighted- Average Grant-Date Fair Value
Unvested at December 31, 2017	757,269	$15.20	265	$44.23	276,250	$42.08
Vested during period	(21,510)	13.99	-	-	-	-
Forfeited	(5,311)	13.90	-	-	(17,250)	40.65
Unvested at March 31, 2018	730,448	15.25	265	44.23	259,000	42.17
Granted	14,265	24.54	9,779	53.70	17,250	40.65
Vested during period	(1,610)	17.34	(265)	44.23	-	-
Forfeited	(6,759)	13.27	-	-	(28,750)	41.36
Unvested at June 30, 2018	736,344	15.44	9,779	53.70	247,500	42.16
Forfeited	(53,527)	19.27	-	-	(42,250)	42.53
Unvested at September 30, 2018	682,817	$15.14	9,779	$53.70	205,250	$42.08

For the three months ended September 30, 2018 and 2017, the Company recorded $262 and $280, respectively, in “Selling, general and administrative expenses” for restricted stock awards.  For the nine months ended September 30, 2018 and 2017, the Company recorded $445 and $474, respectively, in “Selling, general and administrative expenses” for restricted stock awards.  As of September 30, 2018, total compensation cost related to unvested restricted stock not yet recognized was $88.  The cost will be amortized on a straight-line basis over the remaining weighted-average vesting period of 0.1 years.

The Company granted equity-settled performance shares (“PS”) to certain executives.  PS awards provide the recipient the right to receive a certain number of shares of the Company’s common stock in the future, which depends on the Company’s level of achievement of net revenue and EBITDA growth as compared to the net revenue and EBITDA growth of the members of a specified peer group of companies over a three year period.  For the three months ended September 30, 2018 and 2017, the Company recorded a benefit of $353 and expense of $821, respectively, in “Selling, general and administrative expenses” related to these PS awards.  For the nine months ended September 30, 2018 and 2017, the Company recorded expense of $479 and $2,534, respectively, in “Selling, general and administrative expenses” related to these PS awards. As of September 30, 2018, total compensation cost related to unvested performance shares not yet recognized was $2,768. The cost will be amortized on a straight-line basis over the remaining weighted-average vesting period of 0.9 years.

(13)	Retirement Plans

The Company recognizes all components of net periodic benefit cost except service costs in “Other expenses, net” in its income statement.  Service costs are recognized in “Selling, general and administrative expenses” and “Cost of goods sold” in its income statement depending on the functional area of the underlying employees included in the plan. As a result of the adoption of ASU 2017-07, the Company recorded $167 and $649 to “Other expenses, net” for the three and nine months ended September 30, 2018,

CAMBREX CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(in thousands, except share data)

(Unaudited)

respectively, which formerly would have been recorded as “Selling, general and administrative expenses” or “Cost of goods sold.”  To conform to the current year presentation, for the three and nine months ended September 30, 2017, the Company reclassified $384 and $1,107, respectively, from “Selling, general and administrative expenses” and $54 and $161, respectively, from “Cost of goods sold” to “Other expenses, net.”

Domestic Pension Plan

The components of net periodic benefit (credit)/cost for the Company’s domestic pension plan (which was frozen in 2007) for the three and nine months ended September 30, 2018 and 2017 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Components of net periodic benefit (credit)/cost
Interest cost	$511	$553	$1,532	$1,661
Expected return on plan assets	(792)	(677)	(2,376)	(2,031)
Recognized actuarial loss	180	199	539	599
Net periodic benefit (credit)/cost	$(101)	$75	$(305)	$229

International Pension Plan

The components of net periodic benefit cost for the Company’s international pension plan for the three and nine months ended September 30, 2018 and 2017 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Components of net periodic benefit cost
Service cost	$245	$247	$768	$700
Interest cost	176	192	552	545
Recognized actuarial loss	93	94	292	268
Amortization of prior service credit	(1)	(1)	(3)	(3)
Net periodic benefit cost	$513	$532	$1,609	$1,510

(14)	Segment Information

Cambrex is a life sciences company that provides products and services that accelerate and improve the development and commercialization of new and generic therapeutics.  The Company primarily supplies its products and services worldwide to innovator and generic pharmaceutical companies.

Including the Company’s acquisition of Halo Pharma on September 12, 2018, Cambrex has six manufacturing facilities.

CAMBREX CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(in thousands, except share data)

(Unaudited)

Operating segments are identified as components of an enterprise for which separate discrete financial information is available for evaluation by the chief operating decision maker (the Company’s Chief Executive Officer) in making decisions on how to allocate resources and assess performance. To be in alignment with the financial information received by the Chief Executive Officer and how the business is managed, the Company’s operating segments were aggregated to form two reportable segments, Active Pharmaceutical Ingredients (“APIs”) and Finished Dosage Form (“FDF”). While there are regulatory similarities between the two segments the products are different in that the API segment produces products that are sold to pharmaceutical companies that further process the Company’s product into a finished dosage form product that is then distributed directly to the patient. The FDF segment only manufactures and develops final dosage form products.  All purchase accounting adjustments are recorded by the reporting segment.

API’s: The Company’s API segment is comprised of the custom development and manufacture of pharmaceutical ingredients derived from organic chemistry.  Products consist of APIs and pharmaceutical intermediates for use in the production of prescription and over-the-counter drug products.

FDF:  The Company’s FDF segment consists of contract development and commercial manufacturing of finished dosage form products including oral solids, liquids and creams, and sterile and non-sterile ointments.

The Company’s Corporate headquarters provides management and administrative services to support the Company, and consists of certain aspects of the Company’s executive management, corporate relations, legal, compliance, human resources, information technology and finance departments. The Company allocates certain corporate expenses to each of its segments. Depreciation and amortization on certain assets are not allocated to the Company’s reportable segments.

The Company evaluates the performance of its segments based on segment operating profit. Transactions between reportable segments are not material. The Company does not allocate interest expense or income taxes to the operating segments.  Discontinued operations are not recorded by the reportable segments. The Company accounts for total assets on a consolidated basis and does not allocate or disclose it for each reportable segment.  The chief operating decision maker does not review segment’s assets.

The following table summarizes the Company’s financial information by reportable segment:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Gross sales by segment
APIs	$99,445	$112,233	$385,789	$350,431
FDF	4,786	-	4,786	-
Total reported gross sales	104,231	112,233	390,575	350,431

Operating profit/(loss) by segment
APIs	16,872	31,932	101,436	106,779
FDF	114	-	114	-
Total segment operating profit	16,986	31,932	101,550	106,779
Corporate operating loss	(10,354)	(6,389)	(19,885)	(18,670)
Total reported operating profit	$6,632	$25,543	$81,665	$88,109

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

In matters where the Company is able to reasonably estimate the probable and estimable costs associated with environmental proceedings, the Company accrues for the estimated costs associated with the study and remediation of applicable sites. At September 30, 2018, these reserves were $17,656, of which $16,655 is included in “Other non-current liabilities” on the Company’s balance sheet. At December 31, 2017, the reserves were $17,511, of which $16,976 is included in “Other non-current liabilities” on the Company’s balance sheet. The increase in the reserves includes adjustments to reserves of $898, partially offset by payments of $753. The reserves are adjusted periodically as remediation efforts progress or as additional technical, regulatory or legal information becomes available.  Given the uncertainties regarding the outcome of investigative and study activities, the status of laws, regulations, enforcement, policies, the impact of other PRPs, technology and information related to individual sites, the Company does not believe it is possible to currently develop an estimate of the range of reasonably possible environmental loss in excess of its reserves.

CAMBREX CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(in thousands, except share data)

(Unaudited)

Bayonne

As a result of the sale of a Bayonne, New Jersey facility, the Company became obligated to investigate site conditions and conduct required remediation under the New Jersey Industrial Site Recovery Act.  The Company completed an investigation and sampling plan at the property pursuant to the New Jersey Department of Environmental Protection’s (“NJDEP”) private oversight program.  The results have been used to develop a proposed remedial plan for the site.  Among other things, the remedial plan sets forth further details of the proposed cleanup, including the removal and encapsulation of certain impacted soils and implementation of engineering controls and deed restrictions.  As of September 30, 2018, the Company’s reserve was $635.

Clifton and Carlstadt

The Company has implemented a sampling and pilot program in Clifton and Carlstadt, New Jersey pursuant to the NJDEP private oversight program.  The results of the sampling and pilot program to date have been used to develop an estimate of the Company's future liability for remediation costs, and the Company continues to move forward with the projects at each site in accordance with the established schedules and work plans.  As of September 30, 2018, the Company’s reserve was $1,842.

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

In September 2018, USEPA issued its Record of Decision (“ROD”) for an interim remedy at Berry’s Creek.  The interim remedy calls for, among other things, dredging and capping of contaminated sediments.  The next step in the process is to design the remedy (“Remedial Design”).  USEPA issued a letter to the Berry’s Creek PRP Group in September 2018 that provided notice of potential liability and a request that the PRP Group agree to perform the Remedial Design.  USEPA provided a draft settlement agreement and statement of work to implement the Remedial Design.  As a member of the Berry’s Creek PRP Group, the Company will participate in the PRP Group’s response to USEPA, and is coordinating with PRP Group members and PRP Group common counsel on that response.

The estimated costs for the interim remedy may be further developed and the Company’s accrual may change based upon revisions to cost estimates. As of September 30, 2018, the Company’s reserve was $9,688.  At this time it is not known when the costs for the complete remediation plan will be estimable, and

CAMBREX CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(in thousands, except share data)

(Unaudited)

as such, no accrual beyond the interim remedy has been recorded. The Company’s share has been preliminarily estimated by the PRP group at 2.4%. While the Company will defend its position that its share should be reduced from the current level, its share could be increased or decreased depending on the outcome of the final allocation process that will take place in future periods.

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

Maybrook Site

A subsidiary of Cambrex is named a PRP of a site in Hamptonburgh, New York by the USEPA in connection with the discharge, under appropriate permits, of wastewater at that site prior to Cambrex's acquisition in 1986.  The PRPs implemented soil remediation which was completed in 2012 pending approval by the USEPA.  The PRPs will continue implementing the ground water remediation at the site.  USEPA completed its 5-year review report in August 2018, and USEPA’s review of the site remedy is on-going.  It is unclear if such review, together with an agreed proposed modification to the USEPA Consent Decree, will result in any additional site work.  As of September 30, 2018, the Company’s reserve was $329, to cover long-term ground water monitoring and related costs.

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

No final remedy for the site has been determined, which will follow further discussions with the NYSDEC.  The Company estimates the range for its share of the liability at the site to be between $2,000 and $7,000.  As of September 30, 2018, the Company’s reserve was $3,365.  At this time, the Company is unable to provide an estimate of the ultimate investigative and remedial costs to the Company for any final remedy selected by the NYSDEC.

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

Scientific Chemical Processing (“SCP”) Superfund Site

A subsidiary of Cambrex was named a PRP of the SCP Superfund site, located in Carlstadt, New Jersey, along with approximately 130 other PRPs.  The site is a former waste processing facility that accepted various waste for recovery and disposal including processing wastewater from this subsidiary.  The PRPs are in the process of implementing a final remedy at the site.  The SCP Superfund site has also been identified as a PRP in the Berry’s Creek Superfund site (see previous discussion). While the Company continues to dispute the methodology used by the PRP group to arrive at its interim allocation for cash contributions, the Company has paid the funding requests.  A final allocation of SCP Site costs (excluding Berry’s Creek costs) is expected to be finalized in 2018.  As of September 30, 2018, the Company’s reserve was $732, of which approximately $468 is expected to be covered by insurance.

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

Following trial in 2008 in the sole remaining case brought by four health care insurers, the District Court entered judgment against Mylan, Gyma and Cambrex.  The judgment was appealed to the United States Court of Appeals for the District of Columbia Circuit (the “D.C. Circuit”) in 2011, resulting in a remand to the District Court.  On remand, the District Court dismissed certain self-funded customer plaintiffs due to their failure to satisfy the requirements of federal jurisdiction.  Subsequently, the District Court entered an order remitting certain damages.  Without fees, costs, or post-judgment interest, the current judgment against Mylan, Gyma, and Cambrex was $67,260.  Mylan, Gyma, and Cambrex again appealed to the D.C. Circuit. In July 2018, Mylan, Gyma, and Cambrex reached a settlement with the remaining plaintiffs.  After the settlement was finalized, the D.C. Circuit issued an order dismissing the appeal.  Cambrex has been fully indemnified by Mylan for the settlement payments.

(16)	Discontinued Operations

For all periods presented, financial results for discontinued operations relate to environmental investigation and remediation expenses for divested sites. The following table is a reconciliation of the pre-tax loss on discontinued operations to the net loss on discontinued operations, as presented on the income statement:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
(Loss)/income from discontinued operations, pre-tax	$(99)	$126	$(855)	$(1,946)
Income tax benefit/(expense)	13	(106)	145	622
(Loss)/income from discontinued operations, net of tax	$(86)	$20	$(710)	$(1,324)

As of September 30, 2018 and December 31, 2017, liabilities recorded on the Company’s balance sheet related to discontinued operations were $17,656 and $17,511, respectively.  At this time, the Company cannot reasonably estimate the period of time during which the involvement is expected to continue.  Net cash used in discontinued operations for the nine months ended September 30, 2018 and 2017 were $557 and $1,185, respectively.  Refer to Note 15 to the Company’s consolidated financial statements for further disclosures on the Company’s environmental contingencies.

CAMBREX CORPORATION AND SUBSIDIARIES

(in thousands, except share data)

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

Executive Overview

The following summarizes the Company’s performance for the third quarter of 2018:

•	The Company acquired 100% of Halo Pharma on September 12, 2018 for $425,000.
•

The Company adopted ASC 606 - Revenue from Contracts with Customers on January 1, 2018 using the modified retrospective method. The cumulative effect adjustment recorded to retained earnings as of January 1, 2018 was $16,219, net of tax.

•

Net revenue decreased 7.1% on a reported basis compared to the third quarter of 2017. Net revenue, excluding currency impact, decreased 5.6%. Excluding the impact of the new revenue recognition standard, net revenue decreased 8.8% on a reported basis.

•	Gross margins decreased to 31.3% from 41.7% in the third quarter of 2017. Excluding the impact of the new revenue recognition standard, gross margins were 38.3%.
•	Net debt was $227,865 compared to net cash of $171,348 at June 30, 2018. The change is primarily the result of acquiring Halo Pharma.

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

Single-use products

In most single-use product sales, a quantity is ordered and manufactured according to the customer’s specifications and typically only one performance obligation is included. The Company also manufactures early phase product that can be included in a contract with services.  These services are distinct and separated from the product performance obligations and are shown as a service revenue stream.  The products are manufactured exclusively for a specific customer and have no alternative use.  Generally, under these customer agreements, the Company is entitled to consideration for progress to date that includes an element of profit margin. To the extent an agreement does not include an element of profit margin for progress to date, it is recognized at a point in time.  Revenues that are recognized over time utilize a measure of progress toward satisfaction of the performance obligations. The Company measures progress using an input method which compares the cost of cumulative work in process to date to the most current estimates for the entire performance obligation. The raw materials are excluded from this measurement due to the high value and inclusion in the early stages of the project that would otherwise overstate progress to date.

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

This assessment, which is completed on a taxing jurisdiction basis, takes into account a number of types of evidence, including the following:

•Nature, frequency, and severity of current and cumulative financial reporting losses. A pattern of objectively-measured recent financial reporting losses is heavily weighted as a source of negative evidence. The Company generally considers cumulative pre-tax losses in the current three-year period to be significant negative evidence regarding future profitability. The Company also considers the strength and trend of earnings, as well as other relevant factors. In certain circumstances, historical information may not be as relevant due to changes in the Company’s business operations;

•Sources of future taxable income. Future reversals of existing taxable temporary differences are heavily-weighted sources of objectively verifiable evidence. Projections of future taxable income exclusive of reversing temporary differences are a source of positive evidence only when the projections are combined with a history of recent profits and can be reasonably estimated; and

•Tax planning strategies. Prudent and feasible tax planning strategies that would be implemented to maximize utilization of expiring tax credit carryforwards are evaluated as a source of additional positive evidence.

Results of Operations

Comparison of Third Quarter 2018 versus Third Quarter 2017

Net revenue in the third quarter of 2018 of $104,618 was $8,001 or 7.1% lower than the third quarter of 2017. Excluding a 1.5% unfavorable impact of foreign exchange compared to the third quarter of 2017, net revenue decreased 5.6% primarily due to lower volumes (5.7%). The decrease in volumes was driven by the Active Pharmaceutical Ingredients (“APIs”) segment partially offset by Halo revenues, which makes up the Finished Dosage Form (“FDF”) segment.

Excluding the impact of the new revenue recognition standard, net revenue in the third quarter of 2018 decreased 8.8% compared to the third quarter of 2017 to $102,704.

The following table reflects net revenue by geographic area for the third quarters of 2018 and 2017:

	Third quarter
	2018	2017
Europe	$62,146	$62,395
North America	35,903	44,933
Asia	3,394	2,809
Other	3,175	2,482
Total net revenue	$104,618	$112,619

Gross margins in the third quarter of 2018 decreased to 31.3% from 41.7% in the third quarter of 2017.  Gross profit in the third quarter of 2018 was $32,725 compared to $46,943 in the same period last year.  Excluding the impact of the new revenue recognition standard, gross margins in the third quarter of 2018 decreased to 38.3%.  Margins decreased in the APIs segment as discussed below.

APIs

Net revenue in the third quarter of 2018 of $99,464 was $13,348 or 11.8% lower than the third quarter of 2017. Excluding a 1.7% unfavorable impact of foreign exchange compared to the third quarter of 2017, net revenue decreased 10.1% primarily due to lower volumes (10.2%). The decrease in volumes was driven by a decrease in all product categories.

Excluding the impact of the new revenue recognition standard, net revenue in the third quarter of 2018 decreased 14.5% compared to the third quarter of 2017 to $96,408.

Gross margins in the third quarter of 2018 decreased to 31.2% from 41.8% in the third quarter of 2017.  Gross profit in the third quarter of 2018 was $31,073 compared to $47,135 in the same period last year.  Excluding the impact of the new revenue recognition standard, gross margins in the third quarter of 2018 were 38.9%.  The decrease in margins was primarily driven by lower production volumes and higher raw material costs.

Selling, general and administrative (“SG&A”) expenses of $10,742 in the third quarter of 2018 decreased compared to $12,160 in the third quarter of 2017.  The decrease was mainly due to an accounts receivable write-off in the third quarter of 2017 (approximately $700), lower consulting costs associated with an operational excellence initiative (approximately $400) and the impact of foreign currency (approximately $300). Sales and marketing expenses were flat compared to the third quarter of 2017. SG&A, as a percentage of net revenue, was 10.8% in the third quarters of 2018 and 2017.

Research and development (“R&D”) expenses of $3,459 were 3.5% of net revenue in the third quarter of 2018, compared to $3,043 or 2.7% of net revenue in the third quarter of 2017.  The increase was primarily driven by higher personnel costs.

Operating profit in the third quarter of 2018 was $16,872 compared to $31,932 in the third quarter of 2017.  The decrease in operating profit was due to lower gross profit partially offset by lower operating expenses as described above.

Excluding the impact of the new revenue recognition standard, operating profit in the third quarter of 2018 was $23,319.

FDF

Net revenue in the third quarter of 2018 was $5,154 for the period from acquisition date, September 12, 2018 through September 30, 2018. Excluding the impact of the new revenue recognition standard, net revenue was $6,296.

Gross margins in the third quarter of 2018 were 32.1%. Gross profit in the third quarter of 2018 was $1,652.  Excluding the impact of the new revenue recognition standard, gross margins in the third quarter of 2018 were 28.0% and gross profit would have been $1,766.

SG&A expenses were $1,141 in the third quarter of 2018. SG&A, as a percentage of net revenue, was 22.1%.

FDF operating profit for the period September 12, 2018 through September 30, 2018 was $508.  Excluding the impact of the new revenue recognition standard, operating profit would have been $622.  Both exclude integration costs of $394.

The Company’s Corporate headquarters provides management and administrative services to support the Company, and consists of certain aspects of the Company’s executive management, corporate relations, legal, compliance, human resources, and information technology and finance departments. The Company allocates certain corporate expenses to each of its segments. SG&A expenses of $2,631 in the third quarter of 2018 decreased compared to $5,007 in the third quarter of 2017.  The decrease was mainly due to lower personnel related costs (approximately $2,300). R&D expenses of $729 in the third quarter of 2018 decreased compared to $1,190 in the same quarter last year. The decrease is due to the timing of spending on the development of generic drug products.

During the third quarter of 2018, the Company completed the acquisition of 100% of Halo, a finished dosage form Contract Development and Manufacturing Organization. The deal was structured as a stock purchase. The Company acquired two GMP compliant facilities, one in Whippany, NJ, USA, the other in Mirabel, Quebec, Canada. All acquisition and integration costs have been expensed and totaled $7,388 for the three months ended September 30, 2018, of which $394 was recorded by the FDF segment. These costs have been recorded to “Acquisition and integration expenses” on the Company’s income statement.

During the second quarter of 2018, the Company acquired a 19.9% equity investment in a European company (“Investee”).  The Investee completed an initial public offering on a foreign exchange late in the quarter, which reduced the Company’s ownership share to 16.3%.  The Company’s investment is subject to a one-year prohibition on selling the shares.  The Company has one seat on the Board of Directors of the investee and concluded it is able to exercise significant influence and that equity accounting would be appropriate.  In accordance with ASC 825, the Company has elected to record this investment at fair value.  The Company selected an appropriate valuation methodology to compute a discount for the lack of marketability to be applied to the closing market price of the shares as of September 30, 2018. The fair value of the Company’s shares increased by $5,611 at September 30, 2018 resulting in an unrealized gain that was recorded as “Unrealized gain on investment in equity securities” on the Company’s income statement.  Since the shares owned by the Company are substantially in excess of the daily trade volumes of the stock, it could be difficult to sell the shares in a timely manner when the restrictions lapse and it is possible the ultimate value to be realized by the Company could be significantly less upon a sale of the securities.

Net interest expense was $725 in the third quarter of 2018 compared to $337 in the third quarter of 2017. The increase is due to interest expense on borrowings during the quarter to fund the Halo acquisition partially offset by higher interest income generated from higher cash balances. There was $325,000 outstanding on the Credit Facility at September 30, 2018. The average interest rate on debt was 3.6% in the third quarter of 2018. The Company did not have any debt outstanding as of September 30, 2017.

Income tax expense from continuing operations for the three months ended September 30, 2018 and 2017 was a benefit of $15,406 compared to an expense of $7,498, and an effective tax rate of 30.3%, respectively.  Excluding the impacts of immediately recognizing certain effects of share-based compensation, acquisition and integration expenses, unrealized gain on investment in equity securities, a $2,105 benefit for finalizing the TCJA toll charge, and a $12,189 benefit for release of a state valuation allowance and the revaluation of state deferred tax balances due to New Jersey tax reform enacted during the quarter ended September 30, 2018, the effective tax rate would have been 19.6% for the three months ended September 30, 2018, compared to 33.2% for the three months ended September 30, 2017.

Income from continuing operations in the third quarter of 2018 was $26,815, or $0.79 per diluted share, versus $17,276 or $0.52 per diluted share in the same period a year ago.

Excluding the impact of the new revenue recognition standard, income from continuing operations in the third quarter of 2018 was $31,818 or $0.94 per diluted share.

Comparison of First Nine Months of 2018 versus First Nine Months of 2017

Net revenue in the first nine months of 2018 of $397,761 was $45,582 or 12.9% higher than the first nine months of 2017. Excluding a 1.8% favorable impact of foreign exchange compared to the first nine months of 2017, net revenue increased 11.1% as a result of higher volumes (11.3%) partially offset by lower pricing (0.2%). The increase in volumes was driven by the APIs segment and the addition of the FDF segment.

Excluding the impact of the new revenue recognition standard, net revenue in the first nine months of 2018 decreased 3.6% compared to the first nine months of 2017 to $339,579.

The following table reflects net revenue by geographic area for the first nine months of 2018 and 2017:

	First nine months
	2018	2017
Europe	$247,105	$199,759
North America	127,341	131,995
Asia	11,246	12,875
Other	12,069	7,550
Total net revenue	$397,761	$352,179

Gross margins in the first nine months of 2018 decreased to 37.3% from 43.0% in the first nine months of 2017.  Margins decreased in the APIs segment. Gross profit in the first nine months of 2018 was $148,372 compared to $151,377 in the same period last year.

Excluding the impact of the new revenue recognition standard, gross margins in the first nine months of 2018 decreased to 36.3%.  Gross profit in the first nine months of 2018 would have been $123,384.

APIs

Net revenue in the first nine months of 2018 of $392,687 was $40,293 or 11.4% higher than the first nine months of 2017. Excluding a 1.8% favorable impact of foreign exchange compared to the first nine months of 2017, net revenue increased 9.6% as a result of higher volumes (9.8%) partially offset by lower pricing (0.2%). The increase in volumes was driven by higher sales of branded APIs and clinical phase products partially offset by lower sales of controlled substances.

Excluding the impact of the new revenue recognition standard, net revenue in the first nine months of 2018 decreased 5.4% compared to the first nine months of 2017 to $333,363.

Gross margins in the first nine months of 2018 decreased to 37.4% from 43.0% in the first nine months of 2017.  Gross profit in the first nine months of 2018 was $146,800 compared to $151,592 in the same period last year.  Excluding the impact of the new revenue recognition standard, gross margins in the first nine months of 2018 were 36.5%. Gross profit in the first nine months of 2018 would have been $121,698.  The decrease was primarily driven by lower production volumes and higher raw material costs.

SG&A expenses of $35,236 in the first nine months of 2018 increased compared to $35,065 in the first nine months of 2017.  The increase was mainly due to higher consulting costs associated with an operational excellence initiative (approximately $800) partially offset by an accounts receivable write-off in the third quarter of 2017 (approximately $700). Sales and marketing expenses were flat compared to the first nine months of 2017. SG&A, as a percentage of net revenue, was 9.0% and 10.0% in the first nine months of 2018 and 2017, respectively.

Research and development (“R&D”) expenses of $10,128 were 2.6% of net revenue in the first nine months of 2018, compared to $9,748 or 2.8% of net revenue in the first nine months of 2017.  The increase was primarily driven by higher personnel costs (approximately $2,000) and the impact of foreign currency (approximately $200) partially offset by higher absorption of R&D expenses into inventory and cost of goods sold (approximately $2,000).

Operating profit in the first nine months of 2018 was $101,436 compared to $106,779 in the first nine months of 2017.  Excluding the impact of the new revenue recognition standard, operating profit in the first nine months of 2018 would have been $76,334. The decrease in operating profit was due to lower gross profit and higher operating expenses as described above.

FDF

Net revenue was $5,154 for the period from acquisition date, September 12, 2018 through September 30, 2018. Excluding the impact of the new revenue recognition standard, net revenue was $6,296.

Gross margins were 32.1% and gross profit was $1,652.  Excluding the impact of the new revenue recognition standard, gross margins were 28.0% and gross profit would have been $1,766.

SG&A expenses were $1,141 in the first nine months of 2018. SG&A, as a percentage of net revenue, was 22.1%.

FDF operating profit for the period September 12, 2018 through September 30, 2018 was $508.  Excluding the impact of the new revenue recognition standard, operating profit would have been $622. Both exclude integration costs of $394.

The Company’s Corporate headquarters provides management and administrative services to support the Company, and consists of certain aspects of the Company’s executive management, corporate relations, legal, compliance, human resources, and information technology and finance departments. The Company allocates certain corporate expenses to each of its segments. SG&A expenses of $10,660 in the first nine months of

2018 decreased compared to $15,613 in the first nine months of 2017. The decrease was mainly due to lower personnel related costs (approximately $3,800) and lower due diligence costs, excluding Halo’s acquisition costs (approximately $700). R&D expenses of $1,812 in the first nine months of 2018 decreased compared to $2,842 in the same period last year. The decrease is due to the timing of spending on the development of generic drug products.

During the third quarter of 2018, the Company completed the acquisition of 100% of Halo, a finished dosage form Contract Development and Manufacturing Organization.  All acquisition and integration costs have been expensed and totaled $7,727 for the nine months ended September 30, 2018, of which $394 was recorded by the FDF segment. These costs have been recorded to “Acquisition and integration expenses” on the Company’s income statement.

During the second quarter of 2018, the Company acquired a 19.9% equity investment in a European company (“Investee”).  The Investee completed an initial public offering on a foreign exchange late in the quarter, which reduced the Company’s ownership share to 16.3%.  The Company’s investment is subject to a one-year prohibition on selling the shares.  The Company has one seat on the Board of Directors of the investee and concluded it is able to exercise significant influence and that equity accounting would be appropriate.  In accordance with ASC 825, the Company has elected to record this investment at fair value.  The Company selected an appropriate valuation methodology to compute a discount for the lack of marketability to be applied to the closing market price of the shares as of September 30, 2018. The fair value of the Company’s shares increased to $10,825 during the first nine months of 2018 resulting in an unrealized gain that was recorded as “Unrealized gain on investment in equity securities” on the Company’s income statement.  Since the shares owned by the Company are substantially in excess of the daily trade volumes of the stock, it could be difficult to sell the shares in a timely manner when the restrictions lapse and it is possible the ultimate value to be realized by the Company could be significantly less upon a sale of the securities.

Net interest expense was $824 in the first nine months of 2018 compared to $991 in the first nine months of 2017. The decrease is due to higher interest income generated from higher cash balances partially offset by interest expense on borrowings during the quarter to fund the Halo acquisition. There was $325,000 outstanding on the Credit Facility at September 30, 2018. The average interest rate on debt was 3.6% in the first nine months of 2018. The Company did not have any debt outstanding as of September 30, 2017.

Income tax expense from continuing operations for the nine months ended September 30, 2018 and 2017 was a benefit of $872 compared to an expense of $22,484, and an effective tax rate of 26.1%, respectively.  Excluding the impacts of immediately recognizing certain effects of share-based compensation, acquisition and integration expenses, unrealized gain on investment in equity securities, a $2,105 benefit for finalizing the TCJA toll charge, and a $12,189 benefit for release of a state valuation allowance and the revaluation of state deferred tax balances due to New Jersey tax reform enacted during the quarter ended September 30, 2018, the effective tax rate would have been 20.5% for the nine months ended September 30, 2018, compared to 32.1% for the nine months ended September 30, 2017.

Income from continuing operations in the first nine months of 2018 was $91,916, or $2.73 per diluted share, versus $63,515, or $1.90 per diluted share in the same period a year ago.

Excluding the impact of the new revenue recognition standard, income from continuing operations in the first nine months of 2018 was $72,004 or $2.14 per diluted share.

Liquidity and Capital Resources

During the first nine months of 2018, cash provided by operations was $39,764 versus $72,085 in the same period a year ago.  This decrease was primarily due the timing of accounts receivable collections and unbilled revenue.

Cash flows used in investing activities in the first nine months of 2018 were $462,508 versus $35,405 in the same period a year ago. The 2018 cash flows include the acquisition of Halo for $418,963 and capital expenditures of $43,545. The 2017 cash flows include capital expenditures of $38,241 in the same period a year ago.  Capital expenditures in the first nine months of 2018 and 2017 primarily expanded the Company’s manufacturing capacity to support expected growth.

Cash flows provided by financing activities in the first nine months of 2018 were $337,685 compared to $3,448 in the same period a year ago.  The 2018 cash flows include borrowings of $325,000 to partially fund the Halo acquisition and proceeds from stock options exercised of $12,685. The 2017 cash flows include proceeds from stock options exercised of $3,448.

The Company expects to spend approximately $70,000 to $80,000 on capital expenditures during 2018, excluding acquisitions.

The Company has a $500,000 Senior Credit Facility.  Borrowings under the Credit Facility bear interest at a rate per annum of LIBOR plus a margin ranging from 1.25% to 2%.  As of September 30, 2018, there was $325,000 outstanding on the Credit Facility.

The Company believes that cash flows from operations, along with funds available from the revolving line of credit, will be adequate to meet the operational and debt servicing needs of the Company for the foreseeable future.

In September 2018, the Company completed the acquisition of 100% of Halo Pharma, a finished dosage form Contract Development and Manufacturing Organization.  The deal was structured as a stock purchase for consideration of $425,000.  The Company utilized cash on hand and borrowings under the credit facility to pay the purchase price.

The Company’s forecasted cash flow from future operations may be adversely affected by various factors including, but not limited to, declines in customer demand, increased competition, the deterioration in general economic and business conditions, increased environmental remediation, returns on assets within the Company’s domestic pension plans, as well as other factors.

Our largest product (32.8% of 2017 sales) is used by our customer to produce an anti-viral drug.  Our customer's sales of this drug have been trending downwards and, accordingly, we expect our sales of this product to our customer to also trend downwards over the next few years.  We have a 5-year supply agreement ending in December 2020 that includes a defined minimum volume for 2019, which represents a further significant decline compared to the volumes we expect to ship in 2018.  There is no minimum volume stipulated in the agreement for 2020.

As discussed more fully in Note 15 to the Consolidated Financial Statements, the Company continually receives additional information to develop estimates to record reserves for remediation activities at Berry’s Creek and other environmental sites. These matters, either individually or in the aggregate, could result in actual costs that are significantly higher than the Company’s current assessment and could have a material adverse effect on the Company's cash flows in future reporting periods. Based upon past experience, the Company believes that payments significantly in excess of current reserves, if required, would be made over an extended number of years.

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

Presentation of Net Periodic Benefit Cost Related to Defined Benefit Plans

In March 2017, the FASB issued ASU 2017-07 which amends the requirements in ASC 715 related to the income statement presentation of the components of net periodic benefit cost for an entity’s sponsored defined pension and other postretirement plans. The ASU requires entities to disaggregate the current-service-cost component from the other components of net benefit cost and present it with other current compensation costs for related employees in the income statement and present the other components elsewhere in the income statement and outside of income from operations if such subtotal is presented. This standard became effective for the Company on January 1, 2018.  For the three and nine months ended September 30, 2018, the Company recorded $167 and $649, respectively, to “Other expenses, net” which formerly would have been recorded as “Selling, general and administrative expenses” or “Cost of goods sold.”  To conform to the current year presentation, for the three and nine months ended September 30, 2017 the Company reclassified $384 and $1,107, respectively, from “Selling, general and administrative expenses” and $54 and $161, respectively, from “Cost of goods sold” to “Other expenses, net.”

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

Recognition and Measurement of Financial Assets and Financial Liabilities

In January 2016, the FASB issued ASU 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities. The ASU amends guidance on the classification and measurement of financial instruments, including significant revisions in accounting related to the classification and measurement of investments in equity securities and presentation of certain fair value changes for financial liabilities when the fair value option is elected. The ASU requires equity securities to be measured at fair value with changes in fair value recognized through net earnings and amends certain disclosure requirements associated with the fair value of financial instruments. In the period of adoption, the Company is required to reclassify the unrealized gains/losses on equity securities within accumulated other comprehensive income/(loss) to retained earnings. In February 2018, the FASB issued ASU 2018-03, Technical Corrections and Improvements to Financial Instruments—Overall (Subtopic 825-10), which clarified certain aspects of the previously issued ASU. The ASU was adopted by the Company on January 1, 2018 and did not have a material effect on the Company’s consolidated financial statements.

The following recently issued accounting pronouncements will become effective for the Company in future periods:

Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income

In February 2018, the FASB issued ASU 2018-02 to address the tax effects of the Tax Cuts & Jobs Act (“TCJA”) on amounts that were initially recognized directly in AOCI. ASU 2018-02 allows an entity to elect a one-time reclassification from AOCI to retained earnings of stranded tax effects due to the enactment of TCJA, equal to the difference between the amount initially charged or credited directly to AOCI at the previously enacted U.S. federal corporate income tax rate and the amount that would have been charged or credited directly to AOCI by using the newly enacted tax rate, excluding the effect of any valuation allowance previously charged to income from continuing operations. ASU 2018-02 is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. The Company has evaluated the provisions of ASU 2018-02 and has determined it will not elect the reclassification from AOCI to retained earnings addressed in the ASU.

Effects of the Tax Cuts and Jobs Act

In March 2018, the FASB issued ASU 2018-05, Income Taxes (Topic 740): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118 (“SAB No. 118”) which allowed SEC registrants to record provisional amounts for the year ended December 31, 2017 due to the complexities involved in accounting for the enactment of TCJA. The Company recognized the estimated income tax effects of TCJA in its 2017 Consolidated Financial Statements in accordance with SAB No. 118. Refer to Note 7 for further information.  The Company’s accounting for the TCJA one-time toll charge on previously undistributed accumulated foreign earnings has been completed, resulting in a $2,105 measurement period tax benefit and corresponding reduction in taxes payable.  In accordance with SAB No. 118, any additional adjustment to the financial reporting impacts of TCJA will be completed by December 31, 2018.

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

Changes to the Disclosure Requirements for Fair Value Measurement

In August 2018, the FASB issued ASU 2018-13 which modifies the disclosure requirements for recurring and nonrecurring fair value measurements, primarily those surrounding Level 3 fair value measurements and transfers between Level 1 and Level 2. The new standard is effective for fiscal years beginning after December 15, 2019, including interim periods within that reporting period.  The Company is currently evaluating the new guidance and does not expect it to have an impact on its consolidated financial statements.

Changes to the Disclosure Requirements for Defined Benefit Plans

In August 2018, the FASB issued ASU 2018-14 which adds, modifies and removes certain disclosure requirements to improve the effectiveness of disclosures for defined benefit plans. The new standard is effective for fiscal years beginning after December 15, 2020, including interim periods within that reporting period.  The Company is currently evaluating the new guidance and does not expect it to have an impact on its consolidated financial statements.

Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement that is a Service Contract

In August 2018, the FASB issued ASU 2018-15 which states entities should apply the guidance in ASC 350-40 when capitalizing implementation costs related to a hosting arrangement that is a service contract. The capitalized implementation costs should be classified as prepaid expenses and then expensed over the hosting arrangement’s term, with the expense recorded on the same line of the income statement as the service contract. The new standard is effective for fiscal years beginning after December 15, 2019, including interim periods within that reporting period.  The Company is currently assessing the impact that adopting this new accounting standard will have on its consolidated financial statements.

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

There has been no significant change in the Company’s exposure to market risk during the first nine months of 2018.  For a discussion of the Company’s exposure to market risk, refer to Part II, Item 7A, “Quantitative and Qualitative Disclosures about Market Risk,” contained in the Company’s Annual Report on Form 10-K for the period ended December 31, 2017.

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

See the discussion under Part I, Item 1, Note 15 to the Company’s Consolidated Financial Statements.

Item 1A.	Risk Factors

There have been no material changes to the Company’s risk factors and uncertainties during the first nine months of 2018.  For a discussion of the Risk Factors, refer to Part I, Item 1A, “Risk Factors,” contained in the Company’s Annual Report on Form 10-K for the period ended December 31, 2017.

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

Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets as of September 30, 2018 and December 31, 2017, (ii) Consolidated Income Statements for the three and nine months ended September 30, 2018 and 2017, (iii) Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2018 and 2017, (iv) Consolidated Statements of Cash Flows for the nine months ended September 30, 2018 and 2017, and (v) Notes to Consolidated Financial Statements.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CAMBREX CORPORATION

By	/s/Gregory P. Sargen
Gregory P. Sargen
Executive Vice President and
Chief Financial Officer
(On behalf of the Registrant and as the
Registrant's Principal Financial Officer)

Dated:  November 8, 2018