Form 10-K
period 2018-12-31
CAMBREX CORP
filed 2019-02-13
CIK 820081

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10‑K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

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

Registrant's telephone number, including area code (201) 804‑3000

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

The aggregate market value of the voting and non-voting common equity held by non‑affiliates of the registrant computed by reference to the closing price of the common stock on June 30, 2018 was approximately $1,718,362,472.

As of January 31, 2019, there were 33,608,765 shares outstanding of the registrant's common stock, $.10 par value.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Definitive Proxy Statement for the 2019 Annual Meeting are incorporated by reference into Part III of this Report.

CAMBREX CORPORATION AND SUBSIDIARIES

INDEX TO ANNUAL REPORT ON FORM 10-K

For the Year Ended December 31, 2018

Forward-Looking Statements

This document contains and incorporates by reference forward-looking statements including statements regarding expected performance, including, but not limited to, the Company’s belief that cash flows from operations, along with funds available from the revolving line of credit, will be adequate to meet the operational and debt servicing needs of the Company, as well as other statements relating to expectations with respect to sales, the timing of orders, research and development expenditures, earnings per share, capital expenditures, the outcome of pending litigation (including environmental proceedings and remediation investigations) and related estimates of potential liability, acquisitions, divestitures, collaborations or other expansion opportunities.  These statements may be identified by the fact that they use words such as “may,” “will,” “could,” “should,” “would,” “expect,” “anticipate,” “intend,” “estimate,” “believe” or similar expressions.  Any forward-looking statements contained herein are based on current plans and expectations and involve risks and uncertainties that could cause actual outcomes and results to differ materially from current expectations.  The factors described in Item 1A of Part I of this Annual Report on Form 10-K , captioned “Risk Factors,” or otherwise described in the Company’s filings with the Securities and Exchange Commission, provide examples of such risks and uncertainties that may cause the Company’s actual results to differ materially from the expectations the Company describes in its forward-looking statements, including, but not limited to, customer and product concentration, the Company’s ability to secure new customer contracts and renew existing contracts on favorable terms, pharmaceutical outsourcing trends, competitive pricing, product developments, government legislation and regulations (particularly environmental issues), the ability to successfully integrate acquisitions, tax rates, interest rates, technology, manufacturing and legal issues, including the outcome of outstanding litigation, changes in foreign exchange rates, uncollectible receivables, the timing of orders, cancellation or delays in renewal of contracts, lack of suitable raw materials or packaging materials, the Company’s ability to receive regulatory approvals for its products and continued demand in the U.S. for late stage clinical products or the successful outcome of the Company’s investment in new products.

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

General

Cambrex Corporation (the "Company" or "Cambrex"), a Delaware corporation, began business in December 1981. Cambrex is a life sciences company that provides products and services that accelerate and improve the development and commercialization of new and generic therapeutics. The Company primarily supplies its products and services worldwide to innovator and generic pharmaceutical companies. The Company's overall strategy is to: grow its portfolio of custom development projects, especially those in the later stages of the clinical trial process; secure long-term supply agreements to produce active pharmaceutical ingredients (“APIs”) and intermediates for newly approved drug products; expand sales of products and projects based on its proprietary technologies.  With the acquisition of Halo Pharma (“Halo”), the Company has added capabilities as a finished dosage form Contract Development and Manufacturing Organization. The Company also seeks to demonstrate excellence in regulatory compliance, environmental, health and safety, and customer service.  Cambrex has six manufacturing facilities that have been aggregated as two reportable segments, Active Pharmaceutical Ingredients (“APIs”) and Finished Dosage Form (“FDF”).

The Company uses a consistent business approach:

•

Market Leadership: The Company secures leading market positions through excellent customer service, proprietary technologies, specialized capabilities and an outstanding regulatory record and leverages these capabilities across the market segments in which it participates.

•

New Products and Services: The Company continues to invest in research and development (“R&D”) in order to introduce new generic and controlled substance APIs, and optimize manufacturing processes to accelerate revenue growth, provide a competitive advantage and maintain its leading market positions.

•

Broad Dosage Form Manufacturing Capabilities: The Company manufactures oral solids, liquids and sterile ointments and gels. Specialty offerings include modified release, pediatric dosage forms and oral dissolving tablets.

•

Niche Market Focus:  The Company participates in niche markets where significant technical expertise provides a competitive advantage and market differentiation.  This includes differentiated drug delivery, controlled substances and complex formulation.

•	Integrated Product Development and Manufacturing: The Company’s product development business feeds clinical and commercial manufacturing opportunities.
•	Investment in Manufacturing Capacity: The Company commits significant capital to improving and expanding its manufacturing facilities to meet the ongoing growth in pharmaceutical outsourcing.
•	Operational Excellence: The Company maintains its commitment to continually improve productivity and customer service levels and maintains excellent quality and regulatory compliance systems.
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

(dollars in thousands, except per share data)

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

Cambrex assists companies in developing robust processes for the manufacture of clinical and commercial quantities. Product testing, analytical methods and quality processes are integrated into the manufacturing process.  Cambrex excels in the manufacture and testing of APIs and FDFs at laboratory, clinical and commercial scale and specializes in scaling up and optimizing manufacturing processes.

Demand for outsourced services from pharmaceutical companies continues to grow.  Large pharmaceutical companies outsource a portion of the development and manufacturing of APIs and FDF to manage multiple internal priorities, access new technologies or additional capacity, preserve needed capital or ensure multiple sources of supply.  Many emerging pharmaceutical and generic drug companies outsource all process development and manufacturing, and larger pharmaceutical companies typically outsource development and manufacturing.  With large plants and product development resources in both Europe and the U.S., and large teams of professionals with substantial experience in the development, scale-up and operation of pharmaceutical manufacturing processes, Cambrex is particularly well positioned to assist drug companies with these much needed services for APIs and FDF.

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

The market for human therapeutics is regulated by the Food and Drug Administration (“FDA”) in the United States and other similar regulatory agencies throughout the world.  These agencies oversee and regulate the development, manufacturing and commercialization processes for APIs, regulated intermediates and FDF.  Continuous significant investment in facilities, people and training, along with excellent regulatory and quality systems and extensive experience in pharmaceutical fine chemical scale-up and manufacturing are essential to serve the industry and serve as a barrier to entry for potential new competitors.

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

(dollars in thousands, except per share data)

Development of the Business

In September 2018, the Company completed the acquisition of 100% of Halo Pharma (“Halo”), a finished dosage form Contract Development and Manufacturing Organization. The deal was structured as a stock purchase for consideration of approximately $425,000.  The Company utilized cash on hand and borrowings under the credit facility to pay the purchase price.  Cambrex acquired two GMP compliant facilities, one in Whippany, NJ, and the other in Mirabel, Quebec, Canada.

In October 2016, Cambrex purchased 100% of PharmaCore, Inc. a privately-held company located in High Point, NC for $24,275, net of cash.  The transaction was structured as a stock purchase.  PharmaCore, which was renamed Cambrex High Point, Inc. (“CHP”), specializes in developing, manufacturing and scaling up small molecule APIs for projects in early clinical phases. With the acquisition of CHP, Cambrex enhanced its capabilities and expertise to efficiently develop early clinical phase products and new technologies, and increased the number of potential late stage and commercial products that could be manufactured at Cambrex’s larger manufacturing sites.

In late 2015, Cambrex committed to a plan to sell Zenara. On January 30, 2017, the Company transferred the assets and liabilities of Zenara to the buyer for consideration of approximately $2,800, which was held in escrow until approval by Indian regulatory authorities was obtained several months later.  Accordingly, as of January 30, 2017, the Company no longer includes Zenara in its reported results.  Refer to Note 9 to the Company’s consolidated financial statements for further explanation of the sale of Zenara.

Products

The Company uses its technical expertise in a wide range of chemical processes to meet the needs of its customers for high quality products and services for specialized applications.

The Company’s business is primarily comprised of the custom development and manufacture of pharmaceutical ingredients derived from organic chemistry and finished dosage form products and services.  Products and services are supplied globally to innovator and generic drug companies.  Products include APIs, pharmaceutical intermediates and FDF.

The Company’s products and services are sold to a diverse group of several hundred customers, with one customer, Gilead Sciences, Inc., accounting for 24.8%, 35.1% and 36.9% of 2018, 2017, and 2016 consolidated sales, respectively. Substantially all of the sales to this customer are within the API segment. The Company’s products are sold through a combination of direct sales and independent agents.  One API, an antiviral product, represented 23.5%, 32.8% and 31.6% of 2018, 2017 and 2016 consolidated sales, respectively.

Marketing and Distribution

Marketing generally requires significant cooperative effort among a highly trained sales and marketing staff, a scientific staff that can assess the technical fit and estimate manufacturing economics, manufacturing and engineering staff to scale up the chemical process or the finished dosage form, and business unit management to determine the strategic and operational fit.  The process to take a client's project from the clinical trial stage to a commercial, approved therapeutic may take from two to ten years.  The Company uses sales agents in those areas where they are deemed to be more effective or economical than direct sales efforts, primarily to access generic API customers in markets outside the U.S. and Western Europe.

Raw Materials

The Company uses a wide array of raw materials in its businesses.  For its products, the Company generally will attempt to have a primary and secondary supplier for its critical raw materials. Prices for these raw materials are generally stable, except for the petroleum-based solvents and certain other commodity materials, where prices can vary with market conditions.  The Company has recently experienced difficulties sourcing certain raw materials from China due to increased regulatory requirements in that country.

(dollars in thousands, except per share data)

Research and Development

The Company's R&D program is designed to increase the Company's competitiveness by improving its technology and developing processes for the manufacture of new products to meet customer requirements.  The goals are to grow our portfolio of generic APIs, introduce innovative and proprietary products, improve manufacturing processes to reduce costs, improve quality and increase our capabilities to compete for business requiring significant technical expertise.  R&D activities are performed at all of the Company's manufacturing facilities.  As of December 31, 2018, 181 employees were at least partially involved in R&D activities worldwide.

Patents and Trademarks

The Company has patent protection covering processes for manufacturing certain products.  In addition, the Company also relies on know-how and trade secrets (related to many of its manufacturing processes and techniques not generally known to other companies) for developing and maintaining its market position.  As of December 31, 2018, the Company owned 23 issued patents and had one patent application pending in the United States, and owned over 200 patents and had over 23 patent applications pending in foreign countries covering various technologies.  The Company seeks to protect its proprietary technology and prepares new patent applications as it develops new inventions.

The patent right the Company considers most significant to our business is U.S. Patent No. 7,705,184, which relates to methods of manufacturing amphetamines, expires on May 15, 2029.

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

Competition

The Company has numerous FDF and API competitors throughout Western Europe and the United States and many more competitors within various product categories the Company serves, including numerous competitors in Asia, Eastern Europe and other low-cost areas.  It is expected that regulatory compliance, product quality, pricing, and logistics will determine the extent of the long term impact of these competitors in the primary markets that the Company serves.  If the Company perceives significant competitive risk and a need for technical or financial commitment, it generally attempts to negotiate long term contracts or guarantees from its customers.

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

(dollars in thousands, except per share data)

The Company’s policy is to comply with all legal requirements of applicable environmental, health and safety laws and regulations.  The Company believes it is in compliance with such requirements and has adequate professional staff and systems in place to remain in compliance.  In some cases, compliance can only be achieved by capital expenditures, and the Company made capital expenditures of $10,791, $9,872 and $6,081 in 2018, 2017 and 2016, respectively, for environmental, health and safety compliance projects.  As the environmental proceedings in which the Company is involved progress from the remedial investigation and feasibility study stage to implementation of remedial measures, related capital and other expenditures may increase.  The Company considers costs for environmental compliance to be a normal cost of doing business and includes such costs in pricing decisions.

Employees

At December 31, 2018, the Company had 1,732 employees worldwide (987 of whom were from international operations) compared with 1,228 employees at December 31, 2017 and 1,295 at December 31, 2016.

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

Export and International Sales

Export sales from the Company’s domestic operations in 2018, 2017 and 2016 amounted to $138,613, $195,193 and $182,215, respectively.  Sales from international operations were $239,628, $213,041 and $220,765 in 2018, 2017 and 2016, respectively.  Refer to Note 19 to the Company’s consolidated financial statements.

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

(dollars in thousands, except per share data)

adversely affected. The risks and uncertainties described below are not the only ones the Company faces.  Additionally, risks and uncertainties not presently known to the Company or that it currently deems immaterial may also impair its business, financial condition, operating results and cash flows in the future.

Certain of the Company’s customers comprise a significant percentage of the Company’s business and the loss of one or more of these customers or suppliers could have a material adverse effect on the Company’s financial position, results of operations and cash flows.

Sales to a relatively small number of customers have historically accounted for a significant percentage of the Company’s business. For example, one customer accounted for 24.8% of 2018 consolidated sales.  This customer uses the Company’s largest product for an anti-viral drug that has experienced decreasing sales and, accordingly, the Company expects sales of this product to decline in 2019, and again in 2020, the final year of the 5-year supply agreement.  Decreased sales to this customer, or any other significant customer, or any future contract renegotiations with this customer or any other significant customer in an attempt to acquire terms more favorable to them, could have a material adverse effect on the Company’s financial position, results of operations and cash flows.  For certain large customers and products, the Company invests significant resources to increase production capacity.  If we fail to contract for new projects as existing projects approach completion, we will experience excess production capacity, which could have a material adverse effect on profit margins.

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

The markets for the Company’s products are competitive and price sensitive.  The Company has numerous API and FDF competitors throughout Western Europe and the United States and many more competitors within various segments of the markets the Company serves, including a growing number of competitors in Asia, Eastern Europe and other low-cost areas.  The Company’s competitors may lower prices on products or services in the future and the Company may, in certain cases, respond by lowering its prices.   Conversely, failure to anticipate and respond to price competition may adversely impact the Company’s market share. In general, innovator pharmaceutical companies expect price declines over time and especially upon contract renewals.  These price declines could have a significant negative impact on future profits. Competitors may develop new technologies or products, negatively impacting the Company. Several of the Company’s customers have internal capabilities similar to the Company’s.  If one or more of these customers replace the Company with their own internal capabilities, demand for the Company’s products or services may decrease.  In addition, demand for the Company’s products or services may weaken due to a reduction in R&D budgets, loss of distributors or other factors. A reduction in demand for the Company’s products or services could impair profit margins and may have a material adverse effect on the Company’s financial position, results of operations and cash flow.

The overall level of late-stage clinical phase projects could decline and the outsourcing trends may decline, either of which could slow the Company’s growth.

The Company primarily supplies its products and services worldwide to innovator and generic pharmaceutical companies.  As a result, the success of the Company depends, in part, on the demand for such pharmaceutical companies’ finished drug product.  Any decrease in the number of such companies’ clinical-phase projects could result in a decrease in the number and size of the Company’s supply contracts and have an adverse effect on its financial condition and results of operations.  The Company’s success also depends on the continued reliance by such pharmaceutical companies on third-party manufacturers for the APIs and finished dosage formulation used in their drug products.  To the extent the Company’s customers, particularly large pharmaceutical companies with established manufacturing expertise, shift to direct manufacturing and finished dosage formulation for certain APIs used in their drug products, the Company’s sales could be materially and adversely affected.

(dollars in thousands, except per share data)

The Company’s failure to obtain new customer contracts or renew existing contracts may adversely affect its business.

The Company seeks to continually renew existing customer contracts and secure new contracts, which subjects the Company to potentially significant pricing pressures. While the Company’s preferred practice is to renegotiate new or extended agreements prior to expiration, in the event the Company is unable to replace contracts timely or at all, or is forced to accept terms, including pricing terms, less favorable to the Company, the Company’s business, results of operations and financial condition could be materially and adversely affected.  In addition, certain of the Company’s long-term contracts may be cancelled or delayed by customers for any reason upon notice.  Multiple cancellations of significant contracts could have a material adverse effect on the Company’s business.

Failure to obtain raw materials from third-party manufacturers could affect the Company’s ability to manufacture and deliver its products.

The Company relies on third-party manufacturers to supply many of its raw materials and intermediates, which in some instances are supplied from a single source.  Prolonged disruptions in the supply of any of the Company’s key raw materials, difficulty implementing replacement materials or new sources of supply, or a significant increase in the prices of raw materials could have a material adverse effect on the Company’s operating results, financial condition or cash flows.  In particular, manufacturing problems may occur with these suppliers, and if a supplier provides the Company with raw materials or other supplies that are deficient or defective or if a supplier fails to provide the Company with such materials or supplies in a timely manner, the Company may have limited ability to find appropriate substitutes or otherwise meet required specifications and deadlines. Moreover, the Company could experience inventory shortages if it is required to use an alternative supplier on short notice, which also could lead to raw materials being purchased on less favorable terms than the Company has with its regular suppliers.  The Company has also encountered issues in sourcing from China due to increased regulatory requirements.  If such problems occur, the Company may not be able to manufacture its products profitably or on time, which could harm the Company’s reputation and have a material adverse effect on the Company’s business.

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

Due to heavy reliance on manufacturing and related operations to produce and distribute the products the Company sells, the Company could be adversely affected by disruptions to these operations or its customers’ operations.  The Company and its suppliers and customers operate in a highly regulated industry.  Any violation of applicable regulations, failure to meet applicable manufacturing standards, or other actions by regulatory agencies, including, but not limited to, plant shutdowns or the removal of products from the market that eliminates or reduces the Company’s and its customer’s sales of products could negatively impact the Company’s business and reputation.  In addition, a number of factors could cause production interruptions at the Company’s facilities, including equipment malfunctions,

(dollars in thousands, except per share data)

disruptions in the supply chain, facility contamination, labor problems, raw material shortages, natural disasters, disruption in utility services, fire, terrorist activities, human error or disruptions in the operations of the Company’s suppliers. Any significant disruption to those operations for these or any other reasons could adversely affect the Company’s sales and customer relationships. In addition, any future shutdown of the federal government may harm or delay our ability to manufacture and supply products or cause disruptions in the supply chain.  Any sustained reduction in the Company’s ability to provide products would negatively impact its sales growth expectations, cash flows and profitability.

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

(dollars in thousands, except per share data)

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

The Company has made and continues to make substantial investments in all of its manufacturing facilities.  As a result, the Company’s fixed costs have increased and may continue to increase.  If the Company is not able to utilize the facilities to capacity, its margins could be adversely affected.

The Company continues to expand its large-scale API manufacturing capacity to support expected growth in the business.  There can be no assurance that sales volumes will be sufficient to ensure the economical operation of this expanded capacity, in which case, the Company’s results of operations could be adversely affected.

Disruption or instability in global capital markets could have a material adverse effect on the Company’s business, financial condition and results of operations.

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

Indebtedness from the Credit Agreement could adversely affect the Company’s financial condition or restrict the Company’s future operations.

On January 2, 2019, the Company and certain of its subsidiaries entered into a credit agreement (the “Credit Agreement”) relating to a five-year $600,000 revolving credit facility and $200,000 term loan.  The Credit Agreement imposes certain limitations on the Company, including:

•

requiring the Company to dedicate a portion of its cash flows from operations to payments on its indebtedness, thereby reducing funds available for working capital, capital expenditures, research and development efforts, acquisitions, selling and marketing efforts and other purposes;

•

increasing the Company’s vulnerability to adverse economic and industry conditions, which could place the Company at a competitive disadvantage to its competitors that have relatively less indebtedness;

•	restricting the Company from making strategic acquisitions or causing the Company to make non-strategic divestitures;
•	limiting the Company’s flexibility in planning for, or reacting to, changes in its business or industry; and
•	limiting the Company’s ability to borrow additional amounts for working capital, capital expenditures, research and development efforts, acquisitions, selling and marketing efforts and other purposes.

Any of these factors could materially adversely affect the Company’s business, financial condition, and results of operations.

If the Company acquires other businesses, it may be harmed by difficulties in integration and employee retention, unidentified liabilities of the acquired businesses, or obligations incurred in connection with financing the acquisition.

In the course of the Company’s business, the Company selectively pursues complementary acquisitions that involve known and unknown risks that could adversely affect the Company’s future revenues and operating results. For example:

(dollars in thousands, except per share data)

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

Any indemnities or warranties or insurance obtained in connection with such acquisitions may not fully cover the actual liabilities the Company incurs due to limitations in scope, amount or duration, financial limitations of the indemnitor or warrantor or other reasons.

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

The Company has significant funds held in bank deposits, money market funds and other accounts at certain financial institutions.  A significant portion of the funds held in these accounts exceed insurable limits.  In the normal course of business, the Company maintains cash balances with European Union banks up to the equivalent of $20,000 and slightly larger balances in U.S. banks. The Company routinely monitors the risks associated with these institutions and diversifies its exposure by maintaining balances with multiple financial institutions.  If any of the financial institutions where the Company has deposited funds were to fail, the Company may lose some or all of its deposited funds. Such a loss could have a material adverse effect on the Company’s liquidity, business, financial condition, results of operations and cash flows.

The Company has significant inventories on hand.

The Company maintains significant inventories and has an allowance for slow-moving and obsolete inventory. Any significant unanticipated changes in future product demand or market conditions, including obsolescence or the

(dollars in thousands, except per share data)

uncertainty in the global market, could also have an impact on the value of inventory and adversely impact the Company’s results of operations.

International unrest could adversely affect the Company’s results.

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

•	geopolitical risks, terrorism, or acts of war or hostility;
•	compliance with local laws and regulations including laws restricting the inflow of capital or cash and unexpected changes in regulatory requirements;
•	difficulties and expenses of compliance with a wide variety of foreign laws and regulations;
•	longer accounts receivable cycles in certain foreign countries;
•	import and export licensing requirements;
•	government sanctions that may reduce or eliminate the Company’s ability to sell its products in certain countries; and
•	the protection of the Company’s intellectual property and that of its customers.

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

As a matter of course, the Company is audited by federal, state, and foreign tax authorities.  From time to time, these audits result in proposed assessments.  In recent years, the Company utilized significant tax attributes such as domestic federal foreign tax credits to reduce U.S. cash taxes.  While the Company believes that it has adequately provided for any taxes related to these items, and taxes related to all other aspects of its business, any such assessments or future settlements may be materially different than it has provided.  Refer to Note 11 of the Company’s consolidated financial statements for a discussion of the Company’s income taxes.

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

(dollars in thousands, except per share data)

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

Item 1B	Unresolved Staff Comments.

None.

(dollars in thousands, except per share data)

Item 2	Properties.

Set forth below is information relating to manufacturing facilities owned by the Company as of December 31, 2018:

Operating
Location	Acreage	Subsidiary	Segment
Charles City, Iowa	57 acres	Cambrex Charles City, Inc.	Active Pharmaceutical Ingredients

Karlskoga, Sweden	42 acres	Cambrex Karlskoga AB	Active Pharmaceutical Ingredients

Paullo (Milan), Italy	12 acres	Cambrex Profarmaco Milano S.r.l.	Active Pharmaceutical Ingredients

High Point, North Carolina	7 acres	Cambrex High Point	Active Pharmaceutical Ingredients

Whippany, New Jersey	21 acres	Cambrex Whippany	Finished Dosage Form

Mirabel, Canada	23 acres	Cambrex Mirabel	Finished Dosage Form

Item 3	Legal Proceedings.

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

As of February 1, 2019, there were approximately 22,572 beneficial holders of the outstanding common stock of the Company.

The Company does not anticipate paying cash dividends in the foreseeable future. There were no cash dividends paid on our common stock during the past three fiscal years.

Equity Compensation Table

The following table provides information as of December 31, 2018 with respect to shares of common stock that may be issued under the Company’s existing equity compensation plans, all of which have been approved by security holders.

Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining for future issuance under equity compensation plans (excluding securities reflected in column (a))
1,051,623	$41.41	662,671

(dollars in thousands, except per share data)

Comparison of Five-Year Cumulative Total Returns

The comparative stock performance graph below compares the five-year cumulative total stockholder return (assuming reinvestment of dividends, if any) from investing $100 on December 31, 2013, to the close of the last trading day of 2018, in each of (i) Cambrex common stock, (ii) the S&P 500 Index and (iii) an index of the Company’s peer group. The stock price performance reflected in the graph below is not necessarily indicative of future price performance.

The Company’s commercial activities are focused on manufacturing and marketing to customers concentrated in the Life Sciences Industry (including pharmaceutical chemicals and intermediates).  Although the Company’s products are diverse, the Company believes that an index of its peer group based on its GICS code is a reasonable comparison group for the commercial activities on which it currently focuses.  The peer group is for S&P GICS code 352030, Life Sciences Tools & Services, and is comprised of 47 companies as of December 31, 2018.

(dollars in thousands, except per share data)

Item 6	Selected Financial Data.

The following selected consolidated financial data of the Company for each of the five years in the period through December 31, 2018 are derived from the audited financial statements.  The consolidated financial statements of the Company as of December 31, 2018 and 2017 and for each of the years in the three year period ended December 31, 2018 and the reports of the independent registered public accounting firm are included elsewhere in this annual report.  The data presented below should be read in conjunction with the financial statements of the Company, the notes to the financial statements and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere. The Company adopted ASC 606 – Revenue from Contracts with Customers on January 1, 2018 using the modified retrospective method which does not require comparative periods reported under ASC 605 to be restated, therefore years 2014 through 2017 are under ASC 605.

	Years Ended December 31,
	2018(1)	2017(2)	2016(3)	2015(4)	2014(5)
INCOME DATA:
Gross sales	$514,997	$525,936	$491,538	$433,856	$374,150
Net revenue	532,093	534,456	490,644	433,326	374,613
Gross profit	196,688	230,303	204,388	176,965	123,798
Selling, general and administrative expenses	68,506	68,984	58,042	57,867	52,489
Research and development expenses	15,547	16,901	14,292	12,540	13,075
Acquisition and integration expenses	11,139	-	840	-	-
Restructuring expenses	-	-	1,158	15,573	-
Loss on voluntary pension settlement	-	-	-	-	7,170
Gain on sale of asset	-	-	-	-	(1,234)
Operating profit	101,496	144,418	130,056	90,985	52,298
Interest expense, net	3,967	1,253	717	1,699	2,174
Unrealized gain on investment in equity securities	(13,023)	-	-	-	-
Equity in losses of partially-owned affiliates	-	-	-	-	4,623
Other expenses/(income), net	747	1,340	1,800	(279)	(5)
Income before income taxes	109,805	141,825	127,539	89,565	45,506
Provision/(benefit) for income taxes	16,596	38,061	40,214	32,389	(12,627)
Income from continuing operations	93,209	103,764	87,325	57,176	58,133
(Loss)/income from discontinued operations, net of tax	(791)	(1,314)	(5,647)	41	(830)
Net income	92,418	102,450	81,678	57,217	57,303
EARNINGS PER SHARE DATA:
Earnings/(loss) per common share (basic):
Income from continuing operations	$2.80	$3.18	$2.72	$1.82	$1.89
(Loss)/income from discontinued operations, net of tax	$(0.02)	$(0.04)	$(0.17)	$-	$(0.03)
Net income	$2.78	$3.14	$2.55	$1.82	$1.86
Earnings/(loss) per common share (diluted):
Income from continuing operations	$2.77	$3.10	$2.65	$1.76	$1.84
(Loss)/income from discontinued operations, net of tax	$(0.02)	$(0.04)	$(0.17)	$-	$(0.03)
Net income	$2.75	$3.06	$2.48	$1.76	$1.81
Weighted average shares outstanding (in thousands):
Basic	33,243	32,662	32,086	31,420	30,763
Diluted	33,665	33,486	32,969	32,555	31,643
BALANCE SHEET DATA: (at end of period)
Working capital	$305,680	$339,537	$227,193	$129,477	$125,172
Total assets	1,223,428	740,565	611,865	505,539	486,587
Long-term debt	300,000	-	-	-	60,000
Total stockholders' equity	653,727	544,864	405,427	310,835	251,226

(1)

Income from continuing operations includes the results of Halo since the date acquired and tax benefits for the finalization of the Tax Cuts and Jobs Act (“TCJA”) toll charge and for New Jersey tax reform.  Loss from

(dollars in thousands, except per share data)

discontinued operations includes pre-tax expense of $971, reduced by a tax benefit of $180, for environmental remediation related to sites of divested businesses. The cumulative effect of initially applying the new revenue standard was $16,219 and has been recorded as an adjustment to increase the opening balance of retained earnings.

(2)

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

(3)

Income from continuing operations includes restructuring expenses related to the decision to sell the finished dosage form facility in Hyderabad, India and acquisition and integration expenses related to the acquisition of CHP. Loss from discontinued operations includes pre-tax expense of $8,777, reduced by a tax benefit of $3,130, for environmental remediation related to sites of divested businesses.

(4)

Income from continuing operations includes restructuring expenses and a tax benefit related to the decision to sell the finished dosage form facility in Hyderabad, India. Income from discontinued operations includes pre-tax income of $63, reduced by tax expense of $22, for environmental reimbursements related to sites of divested businesses.

(5)

Income from continuing operations includes a gain on the sale of land, net of tax, a charge related to a voluntary lump sum pension settlement, a loss related to the purchase of the remaining shares in Zenara, a benefit for the release of a valuation allowance and a benefit for the settlement of tax disputes.  Loss from discontinued operations includes pre-tax expense of $1,277, reduced by a tax benefit of $447, for environmental remediation related to sites of divested businesses.

(dollars in thousands, except per share data)

Item 7	Management's Discussion and Analysis of Financial Condition and Results of Operations.

Executive Overview

In September 2018, the Company purchased Halo Pharma (“Halo”), a finished dosage form contract development and manufacturing company. As a result, and to be in alignment with how the business is managed, the Company’s operating segments were aggregated to form two reportable segments, Active Pharmaceutical Ingredients (“APIs”) and Finished Dosage Form (“FDF”). The API segment consists of four operating segments which manufactures APIs. The FDF segment consists of one operating segment which manufactures and develops finished dosage form products. The Company adopted ASC 606 effective January 1, 2018 electing the modified retrospective method. Prior periods were not restated to conform to this new accounting standard.  As such, year over year comparisons are not presented on a comparable basis.  The Company has included a discussion of certain Income Statement accounts that compare 2018 on an ASC 605 basis (previous guidance) to 2017 to enhance comparability.

The following significant events, which are explained in detail on the following pages, occurred during 2018:

•	The Company acquired Halo in September for approximately $425,000. Halo’s Net revenue for the period from the acquisition date, September 12, 2018 through December 31, 2018 was $28,600.
•

The Company adopted ASC 606 – Revenue from Contracts with Customers (“ASC 606”) on January 1, 2018 using the modified retrospective method. The cumulative effect adjustment recorded to retained earnings as of January 1, 2018 was $16,219, net of tax.

•

Net revenue was $532,093 under current U.S. GAAP, ASC 606. Under ASC 605, the previous revenue recognition standard, and the standard under which 2017 results were reported, 2018 net revenue was $551,874 compared to $534,456 in 2017, a 3.3% increase.  Foreign currency exchange favorably impacted revenue by 0.9%.

•	Operating profit was $101,496 under ASC 606. Under ASC 605, operating profit was $115,524 compared to $144,418 in 2017.
•	The 2018 net debt balance was $204,148, an increase of $387,432, compared to net cash of $183,284 in 2017.

Net revenue in 2018 was $532,093 under ASC 606, a 0.4% decrease compared to 2017. Under ASC 605, net revenue was $551,874 compared to $534,456 in 2017, a 3.3% increase. Excluding the impact of applying ASC 606 of $19,781 and the impact of foreign currency exchange, net revenue increased 2.4%. The increase is a result of higher volumes (2.7%) partially offset by lower pricing (-0.3%). The volume increase was primarily due to sales from Halo, the Company’s new finished dosage form business, higher controlled substances and clinical phase products partially offset by lower sales of certain branded APIs.  The price decline was due to a combination of contractual agreements and negotiated market based price adjustments for certain products.

Gross margins decreased to 37.0% in 2018 compared to 43.1% in 2017.  Foreign currency favorably impacted margins by 0.6%.  Margins were negatively impacted by lower production volumes, unfavorable product mix, lower pricing, the inclusion of Halo and purchase accounting.

The Company reported income from continuing operations of $93,209, or $2.77 per diluted share in 2018, compared to $103,764, or $3.10 per diluted share in 2017.

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

(dollars in thousands, except per share data)

policies, the underlying judgments and uncertainties affecting their application and the likelihood that materially different amounts would be reported under different conditions or using different assumptions, is as follows:

Revenue Recognition

2018 results are accounted for under the following new policy:

The Company adopted ASC 606 Revenue from Contracts with Customers on January 1, 2018 using the modified retrospective method. As a result, the Company has changed its accounting policy for revenue recognition as detailed below. The cumulative effect of initially applying the new revenue standard was recorded as an adjustment to the opening balance of retained earnings.  The comparative information has not been restated and continues to be reported under accounting standard ASC 605 which was in effect for those periods.

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

Single-use products

In most single-use product sales, a quantity is ordered and manufactured according to the customer’s specifications and is typically only one performance obligation. The Company also manufactures early phase product that can be included in a contract with services.  These services are distinct and separated from the product performance obligations and are shown as a service revenue stream.  The products are manufactured exclusively for a specific customer and have no alternative use.  Generally, under these customer agreements, the Company is entitled to consideration for progress to date that includes an element of profit margin. To the extent an agreement does not include an element of profit margin for progress to date, it is recognized at a point in time.  Revenues that are recognized over time utilize a measure of progress toward satisfaction of the performance obligations. The Company measures progress using an input method which compares the cost of cumulative work in process to date to the most current estimates for the entire performance obligation. The raw materials are excluded from this measurement due to the high value and inclusion in the early stages of the project that would otherwise overstate progress to date.

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

Service revenue

The service revenue stream represents services provided to a customer to assist with early stages of the regulatory approval process. The customer owns the drug details and process. The Company works with its customers to develop, validate and document the production process in order to comply with the regulatory approval process. These custom development projects could have one or more performance obligations with no alternative use. The contracts are structured to ensure the Company is paid for in-process work, including a profit margin. Revenues related to this stream are recognized over time by allocating to each performance obligation the best estimate of the standalone selling price of each service. Standalone selling prices are generally based on the prices charged to customers or based on an expected cost-plus margin. The Company measures progress using an input method which

(dollars in thousands, except per share data)

compares the cost of cumulative work in process to date to the most current cost estimates for the entire performance obligation.

Contract balances

The timing of revenue recognition, billings and cash collections results in billed trade receivables, contract assets (unbilled receivables), and contract liabilities (customer advances and deferred revenue). For each reporting period presented, the Company reports contract balances in a net contract asset or liability position on a contract-by-contract basis. Contract assets are recorded when the right to consideration is conditioned on something other than the passage of time.  When an entity’s right to consideration is unconditional, the receivable is recorded within Trade Receivables on the balance sheet.  Contract liabilities represent advance payments from customers, and deferred revenue.  Contract assets will convert to trade receivables or cash and current contract liabilities will convert into revenue within a one-year period.

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

The Company has provided a valuation allowance against state NOLs, state tax credits, and foreign NOLs.  It is possible that changes in the Company’s assessment could result in the release of valuation allowance attributable to these items in the future, or the establishment of a valuation allowance against certain deferred tax assets for which the Company has no current reserves.  The Company’s accounting for deferred taxes represents management’s best estimate of those future events. Changes in current estimates, due to unanticipated events, could have a material impact on the Company’s financial condition and results of operations.

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

(dollars in thousands, except per share data)

In December 2017, the U.S. enacted TCJA tax reform legislation that imposed a one-time toll charge on undistributed foreign earnings, reduced the U.S. corporate income tax rate to 21%, transitioned the U.S. to a modified territorial tax system whereby future repatriations of foreign earnings will generally be exempt from U.S. tax, and altered the deductibility or tax treatment of certain items, among other changes.  During the third quarter of 2018 the Company finalized the calculation of the toll charge, which had previously been recorded on a provisional basis, resulting in a $2,105 tax benefit.

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

(dollars in thousands, except per share data)

Results of Operations

2018 Compared to 2017

APIs

Net revenue was $503,493 under ASC 606, a 5.8% decrease compared to 2017. Under ASC 605, net revenue was $522,361 compared to $534,456 in 2017, a 2.3% decrease. Excluding the impact of applying ASC 606 of $18,868 and a 0.8% favorable impact of foreign exchange compared to 2017, net revenue decreased 3.1% primarily due to lower volumes (2.8%) and lower pricing (0.3%). The decrease in volumes was driven by lower sales of certain branded APIs partially offset by an increase in controlled substances and clinical phase products.

Gross profit in 2018 was $189,305 compared to $230,303 in 2017.  Gross margins in 2018 decreased to 37.6% from 43.1% in 2017.  Excluding the impact of the new revenue recognition standard, gross margins would have been 38.9%.  Margins were negatively impacted by lower production volumes, unfavorable product mix and lower pricing.

Selling, general and administrative (“SG&A”) expenses of $45,477 in 2018 decreased compared to $49,081 in 2017.  The decrease was mainly due to lower personnel related costs (approximately $2,800), an accounts receivable write-off in the third quarter of 2017 (approximately $700) and lower ERP support fees (approximately $500) partially offset by the impact of foreign currency (approximately $300). Sales and marketing expenses were flat compared to 2017. SG&A, as a percentage of net revenue, was 9.0% in 2018 and 9.2% in 2017.

Research and development (“R&D”) expenses were $13,107, or 2.6% of net revenue in 2018, compared to $12,892, or 2.4%, of net revenue in 2017.

Operating profit in 2018 was $130,721 compared to $168,330 in 2017.  The decrease in operating profit was due to lower gross profit partially offset by lower operating expenses as described above.

Excluding the impact of the new revenue recognition standard, operating profit in 2018 was $144,827.

FDF

Net revenue was $28,600 for the period from the acquisition date, September 12, 2018, through December 31, 2018.

Gross margins were 25.8% and gross profit was $7,383 in 2018.

SG&A expenses were $6,438 in 2018. SG&A, as a percentage of net revenue, was 22.5%.

R&D expenses were $79 for the period from acquisition to December 31, 2018.

Acquisition and integration expenses were $1,471 in 2018. Included in these expenses is a charge for severance of $900.

FDF operating loss for the period September 12, 2018 through December 31, 2018 was $605 which includes integration and severance expenses of $1,471.

Results on an ASC 605 basis were not materially different than the reported results under ASC 606.

Corporate

The Company’s Corporate headquarters provides management and administrative services to support the Company, and consists of certain aspects of the Company’s executive management, legal, compliance, human resources, information technology and finance departments. The Company allocates certain corporate expenses to each of its segments.  SG&A expenses of $16,591 in 2018 decreased compared to $19,903 in 2017.  The decrease was mainly due to lower personnel related costs (approximately $1,000), M&A due diligence expenses (approximately $800) and medical expenses (approximately $700).

R&D expenses of $2,361 in 2018 decreased compared to $4,009 in 2017. The decrease is due to the timing of spending on the development of generic drug products.

(dollars in thousands, except per share data)

Acquisition and integration expenses were $9,668 in 2018 and primarily consisted of professional fees and transaction costs related to the Halo and Avista acquisitions.

Operating losses were $28,620 in 2018 compared to $23,912 in 2017.

During the second quarter of 2018, the Company acquired a 19.9% equity investment in a European company (“Investee”).  The Investee completed an initial public offering on a foreign exchange late in the quarter, which reduced the Company’s ownership share to 16.3%.  The Company’s investment is subject to a prohibition on selling the shares for one year following the acquisition.  The Company has one seat on the Board of Directors of the Investee and concluded it is able to exercise significant influence and that equity accounting would be appropriate.  In accordance with ASC 825, the Company has elected to record this investment at fair value.  The Company selected an appropriate valuation methodology to compute a discount for the lack of marketability to be applied to the closing market price of the shares as of December 31, 2018. The fair value of the Company’s shares was $13,023 at December 31, 2018 resulting in an unrealized gain that was recorded as “Unrealized gain on investment in equity securities” on the Company’s income statement and “Prepaid expenses and other current assets” on the Company’s balance sheet.  Since the shares owned by the Company are substantially in excess of the daily trade volumes of the stock, it could be difficult to sell the shares in a timely manner when the restrictions lapse and it is possible the ultimate value to be realized by the Company could be significantly less upon a sale of the securities.

Net interest expense was $3,967 in 2018 compared to $1,253 in 2017. The increase is due to interest expense on borrowings to fund the Halo acquisition partially offset by higher interest income generated from higher cash balances. There was $300,000 outstanding on the Credit Facility at December 31, 2018. The average interest rate on debt was 3.8% in 2018. The Company did not have any debt outstanding as of December 31, 2017.

Income tax expense from continuing operations was $16,596 in 2018 compared to $38,061 in 2017. Excluding the impacts of immediately recognizing certain effects of share-based compensation, acquisition and integration expenses, amortization of purchased intangibles, unrealized gain on investment in equity securities, adjusted income and related interest expense from the Halo acquisition, a $2,105 benefit for finalizing the TCJA toll charge expensed in 2017, and a $736 benefit for New Jersey tax reform enacted in 2018, the effective tax rate would have been 21.4% in 2018, compared to 30.5% in 2017.

Income from continuing operations in 2018 was $93,209, or $2.77 per diluted share, versus $103,764 or $3.10 per diluted share in 2017.

Excluding the impact of the new revenue recognition standard, income from continuing operations in 2018 was $104,309 or $3.10 per diluted share.

2017 Compared to 2016

APIs

Net revenue in 2017 of $534,456 was $43,812 or 8.9% higher than 2016.  Excluding the impact of foreign currency net revenue increased 8.7%. The increase is a result of higher volumes (10.6%) partially offset by lower pricing (1.9%). The volume increase was primarily due to higher sales of branded APIs and clinical phase products, controlled substances, and generic APIs.  The price decline was due to a combination of contractual agreements and negotiated market based price adjustments for certain products.  The acquisition of CHP contributed approximately $18,000 to net revenue while the disposition of Zenara reduced net revenue by $4,065.

A take-or-pay payment of approximately $6,200 and royalties of $1,000 recorded as “Other revenues, net” in the Company’s income statement also contributed to higher revenue.

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

Gross profit in 2017 was $230,303 compared to $204,388 in 2016.  Gross margins increased to 43.1% in 2017 compared to 41.7% in 2016.  The 2017 gross margins included a 0.2% unfavorable impact from foreign currency

(dollars in thousands, except per share data)

versus 2016. Margins were positively impacted by higher production volumes that drove plant efficiencies, a take-or-pay payment and higher royalties partially offset by lower pricing.

Selling, general and administrative (“SG&A”) expenses were $49,081, or 9.2% of net revenue in 2017, compared to $43,693, or 8.9%, in 2016. The increase in administrative expenses is mainly due to the addition of CHP (approximately $2,000), consulting costs associated with an operational excellence initiative (approximately $1,400), and higher sales and marketing expenses (approximately $1,000).

Research and development (“R&D”) expenses were $12,892, or 2.4% of net revenue in 2017, compared to $11,406, or 2.3%, of net revenue in 2016.  The increase is primarily due to higher personnel expenses (approximately $1,000).

Acquisition and integration expenses were $200 in 2016 related to the acquisition of CHP.

Restructuring expenses relate to the decision to sell Zenara, which was classified as held for sale at December 31, 2015.  Charges include the write off of goodwill and an amortizable intangible asset as well as adjusting Zenara’s assets and liabilities to reflect fair value.  These charges totaled $1,016 in 2016, the majority of which are non-cash expenses. See Note 9 to the Company’s consolidated financial statements for an explanation of the sale of Zenara.

Operating profit was $168,330 in 2017 compared to $148,073 in 2016.  The increase in operating profit is primarily due to higher gross profit and lower restructuring expenses partially offset by higher operating expenses.

Corporate

SG&A expenses of $19,903 in 2017 increased compared to $14,349 in 2016.  The increase was mainly due to higher medical expenses (approximately $2,000), higher personnel related costs (approximately $1,700) and M&A expenses (approximately $400).

R&D expenses of $4,009 in 2017 decreased compared to $2,886 in 2016. The increase is due to the timing of spending on the development of generic drug products.

Acquisition and integration expenses of $640 in 2016 relate to the addition of CHP.  Restructuring expenses of $142 in 2016 relate to the decision to sell Zenara.

Operating losses were $23,912 in 2017 compared to $18,017 in 2016.

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

Tax expense was $38,061 in 2017, resulting in an effective tax rate of 26.8%, compared to $40,214 and 31.5% in 2016. Tax expense in 2017 was favorably impacted by $5,236 as a result of applying ASU 2016-09, which requires recognition immediately in the tax provision of certain effects of share-based payments that were possibly deferred under the previous guidance. As a result of TCJA, tax expense in 2017 was also increased by $2,105 for the estimate of the toll charge on the deemed repatriation of foreign earnings, increased $1,611 for the revaluation of domestic federal deferred tax balances, and decreased $3,599 to write off the deferred tax liability that the Company had previously provided on certain undistributed foreign earnings. Excluding the effects of applying the new share-based payment standard and TCJA, the effective tax rate for 2017 was 30.5%.

Income from continuing operations in 2017 was $103,764 or $3.10 per diluted share, versus $87,325, or $2.65 per diluted share in 2016.

Liquidity and Capital Resources

During 2018, cash flows from operations provided $86,982, compared to $149,015 in the same period a year ago.  The decrease in cash flows from operations in 2018 compared to 2017 was largely due to lower net income after adjusting for non-cash items and higher accounts receivable partially offset by higher accounts payable.

(dollars in thousands, except per share data)

Cash flows used in investing activities of $486,842 in 2018 reflects the purchase of Halo of $424,244 and capital expenditures of $62,598. Capital expenditures in 2018 and 2017 primarily expanded the Company’s manufacturing capacity to support expected growth.

Cash flows provided by financing activities in 2018 of $314,041 reflects borrowings to fund the Halo acquisition and proceeds from stock options exercised.  Cash flows provided by financing activities in 2017 represents proceeds from stock options exercised.  Net debt increased $387,432 during 2018 to a net debt balance of $204,148.

The Company has a $500,000 Senior Credit Facility (“Credit Facility”) which expires in May 2021.  The Company pays interest on this Credit Facility at LIBOR plus 1.25% - 2.00% based upon certain financial measurements.  The Credit Facility also includes financial covenants regarding interest coverage and leverage ratios. The Credit Facility has $300,000 debt outstanding at December 31, 2018 and was undrawn in 2017.

On January 2, 2019, the Company amended and restated its Credit Facility to an $800,000 five-year Syndicated Senior Credit Facility expiring January 2, 2024, comprising of a $600,000 Revolving Credit Facility and $200,000 Term Loan A (“New Credit Facility”).  The Company pays interest on the New Credit Facility at LIBOR plus 1.25% - 2.00% based upon certain financial measurements.  The New Credit Facility also includes financial covenants regarding interest coverage and leverage ratios.

For 2019, capital expenditures are expected to be approximately $60,000 to $70,000.

The Company’s products and services are sold to a diverse group of several hundred customers, with one customer accounting for 24.8% and 35.1% of 2018 and 2017 consolidated sales, respectively. The Company’s products are sold through a combination of direct sales and independent agents.  One API, an antiviral product, represented 23.5% and 32.8% of 2018 and 2017 consolidated sales, respectively.

The Company’s forecasted cash flow from future operations may be adversely affected by various factors including, but not limited to, declines in customer demand, increased competition, the deterioration in general economic and business conditions, increased environmental remediation, interest rates, returns on assets within the Company’s domestic pension plans, tax payments, as well as other factors.  Our largest product (23.5% of 2018 sales) is used by our customer to produce an anti-viral drug.  Our sales of this product declined significantly in 2018 and we expect significant declines in sales in 2019, and again in 2020, the final year of the 5-year supply agreement.

As discussed more fully in Note 21 to the Consolidated Financial Statements, the Company continually receives additional information to develop estimates to record reserves for remediation activities at Berry’s Creek and other environmental sites. These matters, either individually or in the aggregate, could result in actual costs that are significantly higher than the Company’s current assessment and could have a material adverse effect on the Company's cash flows in future reporting periods. Based upon past experience, the Company believes that payments significantly in excess of current reserves, if required, would be made over an extended number of years.

Contractual Obligations

At December 31, 2018, the Company’s contractual obligations with initial or remaining terms in excess of one year were as follows:

	Total	2019	2020	2021	2022	2023	2024+
Purchase obligations	$9,067	$8,777	$256	$27	$7	$-	$-
Operating leases	8,465	1,004	1,204	1,126	974	937	3,220
Contractual cash obligations	$17,532	$9,781	$1,460	$1,153	$981	$937	$3,220

In addition to the contractual obligations listed above, the Company expects to contribute $255 in cash to its U.S. defined-benefit pension plan in 2019.  It is possible that higher pension contributions could be required in 2020 and beyond.  For the unfunded international pension plan, the Company expects to make annual benefit payments of approximately $800 in 2019 and approximately $900 for years 2020 through 2023.  See Note 18 to the Company’s consolidated financial statements for details on the Company’s unfunded balance related to its pension plans.  Also not included in the table above is $2,398 of uncertain tax positions due to uncertainties surrounding the timing of the obligation. See Note 11 to the Company’s consolidated financial statements for details on the Company’s tax

(dollars in thousands, except per share data)

positions.  The Company may be required to make cash payments to remediate certain environmental sites at unknown future periods as discussed in Note 21 to the Company’s consolidated financial statements.

See Notes 12, 18, 20 and 21 to the Company’s consolidated financial statements for additional information regarding the Company’s debt, pension plans, commitments and contingencies.

The Company’s forecasted cash flow from future operations may be adversely affected by various factors including, but not limited to, declines in customer demand, increased competition, the deterioration in general economic and business conditions, increased environmental remediation, interest rates, returns on assets within the Company’s domestic pension plans, tax payments, as well as other factors.  See the Risk Factors section of this document for further explanation of factors that may negatively impact the Company’s cash flows.  Any change in the current status of these factors could adversely impact the Company's ability to fund operating cash flow requirements.

Market Risks

Currency Risk Management

The Company's primary market risk relates to exposure to foreign currency exchange rate fluctuations on transactions entered into by international operations which are primarily denominated in the U.S. dollar, euro and Swedish krona. The Company may use foreign currency exchange forward contracts to mitigate the effect of short-term foreign exchange rate movements on the Company's operating results.  The notional amount of the contracts outstanding as of December 31, 2018 was $35,734.  The foreign exchange contracts have varying maturities with none exceeding twelve months.

With respect to the contracts outstanding at December 31, 2018, a 10% fluctuation of the currency rates over a one-year period would cause approximately $3,530 pre-tax earnings to be at risk.  These calculations do not include the impact of exchange gains or losses on the underlying positions that would offset the gains and losses of the derivative instrument.

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

(dollars in thousands, except per share data)

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

In matters where the Company is able to reasonably estimate the probable and estimable costs associated with environmental proceedings, the Company accrues for the estimated costs associated with the study and remediation of applicable sites. At December 31, 2018, these reserves were $17,411, of which $16,599 is included in “Other non-current liabilities” on the Company’s balance sheet. At December 31, 2017, the reserves were $17,511, of which $16,976 is included in “Other non-current liabilities” on the Company’s balance sheet. The increase in the reserves includes adjustments to reserves of $1,055, partially offset by payments of $1,155. The reserves are adjusted periodically as remediation efforts progress or as additional technical, regulatory or legal information becomes available.  Given the uncertainties regarding the outcome of investigative and study activities, the status of laws, regulations, enforcement, policies, the impact of other PRPs, technology and information related to individual sites, the Company does not believe it is possible to currently develop an estimate of the range of reasonably possible environmental loss in excess of its reserves.

Bayonne

As a result of the sale of a Bayonne, New Jersey facility, the Company became obligated to investigate site conditions and conduct required remediation under the New Jersey Industrial Site Recovery Act.  The Company is completing an investigation and sampling plan at the property pursuant to the New Jersey Department of Environmental Protection’s (“NJDEP”) private oversight program.  The results will be used to develop a proposed remedial action work plan for the site.  Among other things, the remedial plan is anticipated to set forth further details of the proposed cleanup, including the removal and/or encapsulation of certain impacted soils and implementation of engineering controls and deed restrictions.  As of December 31, 2018, the Company’s reserve was $608.

Clifton and Carlstadt

The Company has implemented a sampling and pilot program in Clifton and Carlstadt, New Jersey pursuant to the NJDEP private oversight program.  The results of the sampling and pilot program to date have been used to develop an estimate of the Company's future liability for remediation costs, and the Company continues to move forward with the projects at each site in accordance with the established schedules and work plans.  As of December 31, 2018, the Company’s reserve was $1,827.

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

In September 2018, USEPA issued its Record of Decision (“ROD”) for an interim remedy at Berry’s Creek.  The interim remedy calls for, among other things, dredging and capping of contaminated sediments.  The next step

(dollars in thousands, except per share data)

in the process is to design the remedy (“Remedial Design”).  USEPA issued a letter to the Berry’s Creek PRP Group in September 2018 that provided notice of potential liability and a request that the PRP Group agree to perform the Remedial Design.  USEPA provided a draft settlement agreement and statement of work to implement the Remedial Design.  As a member of the Berry’s Creek PRP Group, the Company will participate in the PRP Group’s engagement with USEPA on Remedial Design, and is coordinating with PRP Group members and PRP Group common counsel accordingly.

The estimated costs for the interim remedy may be further developed and the Company’s accrual may change based upon revisions to cost estimates. As of December 31, 2018, the Company’s reserve was $9,647.  At this time it is not known when the costs for the complete remediation plan will be estimable, and as such, no accrual beyond the interim remedy has been recorded. The Company’s share has been preliminarily estimated by the PRP group at 2.4%. While the Company will defend its position that its share should be reduced from the current level, its share could be increased or decreased depending on the outcome of the final allocation process that will take place in future periods.

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

Maybrook Site

A subsidiary of Cambrex is named a PRP of a site in Hamptonburgh, New York by the USEPA in connection with the discharge, under appropriate permits, of wastewater at that site prior to Cambrex's acquisition in 1986.  The PRPs implemented soil remediation which was completed in 2012 pending approval by the USEPA.  The PRPs will continue implementing the ground water remediation at the site.  USEPA completed its 5-year review report in August 2018, and USEPA’s review of the site remedy is on-going.  It is unclear if such review, together with an agreed proposed modification to the USEPA Consent Decree, will result in any additional site work.  In November 2018, under a statewide initiative, the New York State Department of Environmental Conservation (“NYSDEC”) requested that the PRPs perform additional sampling for certain “emerging contaminants.”  NYSDEC approved the PRPs work plan in December 2018, and the sampling is anticipated to be performed during the first quarter of 2019.  As of December 31, 2018, the Company’s reserve was $329, to cover long-term ground water monitoring and related costs.

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

(dollars in thousands, except per share data)

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

No final remedy for the site has been determined, which will follow further discussions with the NYSDEC.  The Company estimates the range for its share of the liability at the site to be between $2,000 and $7,000.  As of December 31, 2018, the Company’s reserve was $3,365.  At this time, the Company is unable to provide an estimate of the ultimate investigative and remedial costs to the Company for any final remedy selected by the NYSDEC.

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

Scientific Chemical Processing (“SCP”) Superfund Site

A subsidiary of Cambrex was named a PRP of the SCP Superfund site, located in Carlstadt, New Jersey, along with approximately 130 other PRPs.  The site is a former waste processing facility that accepted various waste for recovery and disposal including processing wastewater from this subsidiary.  The PRPs are in the process of implementing a final remedy at the site.  The SCP Superfund site has also been identified as a PRP in the Berry’s Creek Superfund site (see previous discussion). While the Company continues to dispute the methodology used by the PRP group to arrive at its interim allocation for cash contributions, the Company has paid the funding requests.  A final allocation of SCP Site costs (excluding Berry’s Creek costs) is expected to be finalized in 2019.  As of December 31, 2018, the Company’s reserve was $732, of which approximately $468 is expected to be covered by insurance.

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

(dollars in thousands, except per share data)

Additionally, as permitted under Delaware law, the Company indemnifies its officers, directors and employees for certain events or occurrences while the officer, director or employee is, or was, serving at the Company’s request in such capacity. The term of the indemnification period is for the officer's, director's or employee’s lifetime. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has a director and officer insurance policy that covers a portion of any potential exposure.  The Company currently believes the estimated fair value of its indemnification agreements is not material based on currently available information, and as such, the Company had no liabilities recorded for these agreements as of December 31, 2018.

The Company's subsidiaries are party to a number of other proceedings that are not considered material at this time.

Impact of Recent Accounting Pronouncements

Please refer to Note 3 to the Company’s consolidated financial statements for a discussion on recently issued accounting pronouncements.

Item 7A	Quantitative and Qualitative Disclosures about Market Risk.

The information required in this section can be found in the “Market Risks” section of Item 7 on page 33 of this Form 10-K.

(dollars in thousands, except per share data)

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

Shareholders and Board of Directors

Cambrex Corporation

East Rutherford, NJ

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Cambrex Corporation (the “Company”) and subsidiaries as of December 31, 2018 and 2017, the related consolidated statements of income and comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2018, and the related notes and schedules (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company and subsidiaries at December 31, 2018 and 2017, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company's internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and our report dated February 13, 2019 expressed an unqualified opinion thereon.

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

/s/ BDO USA, LLP

We have served as the Company's auditor since 2007.

Woodbridge, NJ

February 13, 2019

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors

Cambrex Corporation

East Rutherford, NJ

Opinion on Internal Control over Financial Reporting

We have audited Cambrex Corporation’s (the “Company’s”) internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Company and subsidiaries as of December 31, 2018 and 2017, the related consolidated statements of income and comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2018, and the related notes and schedules and our report dated February 13, 2019 expressed an unqualified opinion thereon.

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

/s/ BDO USA LLP

Woodbridge, NJ

February 13, 2019

CAMBREX CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except per share data)

	December 31,
	2018	2017
ASSETS
Current assets:
Cash and cash equivalents	$95,852	$183,284
Trade receivables, less allowances of $667 and $1,061 at respective dates	146,330	75,144
Contract assets	33,490	-
Other receivables	5,198	20,891
Inventories, net	111,062	138,542
Prepaid expenses and other current assets	18,160	4,217
Total current assets	410,092	422,078
Property, plant and equipment, net	360,528	254,299
Goodwill	261,095	43,626
Intangible assets, net	187,205	13,868
Deferred income taxes	1,409	3,198
Other non-current assets	3,099	3,496
Total assets	$1,223,428	$740,565
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$47,012	$35,017
Contract liabilities, current	11,713	4,707
Taxes payable	1,651	43
Accrued expenses and other current liabilities	44,036	42,774
Total current liabilities	104,412	82,541
Long-term debt	300,000	-
Contract liabilities, non-current	42,701	39,000
Deferred income taxes	57,276	7,806
Accrued pension benefits	42,218	41,141
Other non-current liabilities	23,094	25,213
Total liabilities	569,701	195,701
Commitments and contingencies (see Notes 20 and 21) Stockholders' equity:
Common Stock, $.10 par value; authorized 100,000,000 issued 34,870,124 and 34,270,975 shares at respective dates	3,487	3,427
Additional paid-in capital	182,691	165,979
Retained earnings	538,463	429,826
Treasury stock, at cost, 1,264,109 and 1,424,153 shares at respective dates	(10,777)	(12,140)
Accumulated other comprehensive loss	(60,137)	(42,228)
Total stockholders' equity	653,727	544,864
Total liabilities and stockholders' equity	$1,223,428	$740,565

See accompanying notes to consolidated financial statements.

CAMBREX CORPORATION AND SUBSIDIARIES

CONSOLIDATED INCOME STATEMENTS

(dollars in thousands, except per share data)

	Years Ended December 31,
	2018	2017	2016
Gross Sales	$514,997	$525,936	$491,538
Commissions, allowances and rebates	1,018	1,995	2,369
Net sales	513,979	523,941	489,169
Other revenues, net	18,114	10,515	1,475
Net revenue	532,093	534,456	490,644
Cost of goods sold	335,405	304,153	286,256
Gross profit	196,688	230,303	204,388
Selling, general and administrative expenses	68,506	68,984	58,042
Research and development expenses	15,547	16,901	14,292
Acquisition and integration expenses	11,139	-	840
Restructuring expenses	-	-	1,158
Operating expenses	95,192	85,885	74,332
Operating profit	101,496	144,418	130,056
Other expenses/(income)
Interest expense, net	3,967	1,253	717
Unrealized gain on investment in equity securities	(13,023)	-	-
Other expenses, net	747	1,340	1,800
Income before income taxes	109,805	141,825	127,539
Provision for income taxes	16,596	38,061	40,214
Income from continuing operations	93,209	103,764	87,325
Loss from discontinued operations, net of tax	(791)	(1,314)	(5,647)
Net income	$92,418	$102,450	$81,678
Basic earnings per share
Income from continuing operations	$2.80	$3.18	$2.72
Loss from discontinued operations, net of tax	$(0.02)	$(0.04)	$(0.17)
Net income	$2.78	$3.14	$2.55
Diluted earnings per share
Income from continuing operations	$2.77	$3.10	$2.65
Loss from discontinued operations, net of tax	$(0.02)	$(0.04)	$(0.17)
Net income	$2.75	$3.06	$2.48
Weighted average shares outstanding:
Basic weighted average shares outstanding	33,243	32,662	32,086
Effect of dilutive stock based compensation	422	824	883
Diluted weighted average shares outstanding	33,665	33,486	32,969

See accompanying notes to consolidated financial statements.

CAMBREX CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(dollars in thousands)

	Years Ended December 31,
	2018	2017	2016
Net income	$92,418	$102,450	$81,678
Foreign currency translation adjustments:
Foreign currency translation adjustments during the period	(15,696)	22,250	(8,481)
Reclassification adjustments for losses included in net income	-	-	71
Pension plans:
Actuarial (loss)/gain
Actuarial (loss)/gain arising during the period	(4,039)	461	(3,192)
Amortization to net income of net actuarial loss	1,224	1,400	1,152
Prior service (credit)/cost
Amortization to net income of net prior service (credit)/cost	(5)	52	52
Income taxes related to items of other comprehensive income	607	(871)	327
Comprehensive income, net of tax	$74,509	$125,742	$71,607

See accompanying notes to consolidated financial statements.

CAMBREX CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(dollars in thousands, except per share data)

	Common Stock
	Shares Issued	Par Value ($.10)	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
Balance at December 31, 2015	33,528,915	$3,353	$131,980	$245,698	$(14,747)	$(55,449)	$310,835
Net income				81,678			81,678
Other comprehensive loss						(10,071)	(10,071)
Exercise of stock options	398,680	40	4,901				4,941
Vested restricted stock			(92)		92		-
Vested performance shares			(1,152)		1,152		-
Stock option expense			3,816				3,816
Restricted stock expense			489				489
Performance stock expense			3,461				3,461
Excess tax benefits			10,278				10,278
Balance at December 31, 2016	33,927,595	$3,393	$153,681	$327,376	$(13,503)	$(65,520)	$405,427
Net income				102,450			102,450
Other comprehensive income						23,292	23,292
Exercise of stock options	343,380	34	4,747				4,781
Vested restricted stock			(83)		83		-
Vested performance shares			(1,280)		1,280		-
Stock option expense			4,368				4,368
Restricted stock expense			571				571
Performance stock expense			3,975				3,975
Balance at December 31, 2017	34,270,975	$3,427	$165,979	$429,826	$(12,140)	$(42,228)	$544,864
Balance at January 1, 2018, as previously reported	34,270,975	3,427	165,979	429,826	(12,140)	(42,228)	544,864
Impact of change in accounting policy				16,219			16,219
Adjusted balance at January 1, 2018	34,270,975	$3,427	$165,979	$446,045	$(12,140)	$(42,228)	$561,083
Net income				92,418			92,418
Other comprehensive loss						(17,909)	(17,909)
Exercise of stock options	599,149	60	13,981				14,041
Vested restricted stock			(85)		85		-
Vested performance shares			(1,278)		1,278		-
Stock option expense			4,288				4,288
Restricted stock expense			533				533
Performance stock benefit			(727)				(727)
Balance at December 31, 2018	34,870,124	$3,487	$182,691	$538,463	$(10,777)	$(60,137)	$653,727

See accompanying notes to consolidated financial statements.

CAMBREX CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)

	Years Ended December 31,
	2018	2017	2016
Cash flows from operating activities:
Net income	$92,418	$102,450	$81,678
Adjustments to reconcile net income to cash flows provided by operating activities:
Depreciation and amortization	37,857	31,848	24,665
Non-cash deferred revenue	(1,709)	(4,887)	(25,822)
Restructuring expenses	-	-	1,138
Unrealized gain on investment in equity securities	(13,023)	-	-
Increase in inventory reserve	6,967	4,892	7,885
Stock based compensation	4,094	8,914	7,766
Deferred income tax provision	(2,057)	7,186	8,556
Toll tax	(2,105)	2,105	-
Other	134	581	160
Changes in assets and liabilities:
Trade receivables	(62,183)	40,651	(5,120)
Contract assets	20,916	-	-
Inventories	(7,658)	(13,283)	(23,679)
Prepaid expenses and other current assets	14,927	(8,123)	(729)
Accounts payable and other current liabilities	(2,307)	(20,114)	12,056
Deferred revenue and advance payments	3,238	985	41,962
Other non-current assets and liabilities	(2,666)	(5,608)	(3,961)
Discontinued operations:
Non-current liabilities	1,055	2,858	7,517
Net cash used in discontinued operations	(916)	(1,440)	(516)
Net cash provided by operating activities	86,982	149,015	133,556
Cash flows from investing activities:
Capital expenditures	(62,598)	(52,143)	(49,714)
Proceeds from sale of assets	-	-	13
Proceeds from sale of business	-	2,836	-
Acquisition of business and equity investment, net of cash acquired	(424,244)	-	(24,275)
Net cash used in investing activities	(486,842)	(49,307)	(73,976)
Cash flows from financing activities:
Long-term debt activity (including current portion):
Borrowings	325,000	-	-
Repayments	(25,000)	-	(30,000)
Proceeds from stock options exercised	14,041	4,781	4,941
Debt issuance costs	-	-	(2,515)
Net cash provided by/(used in) financing activities	314,041	4,781	(27,574)
Effect of exchange rate changes on cash and cash equivalents	(1,613)	4,654	(1,839)
Net (decrease)/increase in cash and cash equivalents	(87,432)	109,143	30,167
Cash and cash equivalents at beginning of year	183,284	74,141	43,974
Cash and cash equivalents at end of year	$95,852	$183,284	$74,141
Supplemental disclosure:
Interest paid, net of capitalized interest	$4,923	$1,270	$425
Income taxes paid, net of refunds received	$15,671	$45,744	$18,210

See accompanying notes to consolidated financial statements.

CAMBREX CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except share and per share data)

(1)	The Company

Cambrex Corporation and subsidiaries (the “Company” or “Cambrex”) primarily provides products and services worldwide to pharmaceutical companies and generic drug companies.  The Company is dedicated to accelerating its customers’ drug discovery, development and manufacturing processes for human therapeutics. The Company’s products consist of active pharmaceutical ingredients (“APIs”) and finished dosage form (“FDF”) produced under Food and Drug Administration current Good Manufacturing Practices for use in the innovator and generic pharmaceuticals markets.

On September 12, 2018, the Company acquired Halo Pharma (“Halo”). The results of Halo have been included in the consolidated results since the acquisition date.  As a result of the acquisition of Halo, the Company reports its results in two segments, APIs and FDF.  See Note 5 for additional information on the Halo acquisition.

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

Concentrations of credit risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents and accounts receivable. In the normal course of business, the Company maintains cash balances with European Union banks up to the equivalent of $20,000 and slightly larger balances in U.S. banks. The Company routinely monitors the risks associated with these institutions and diversifies its exposure by maintaining balances with multiple financial institutions.  Concentrations of credit risk with respect to accounts receivable are limited due to the Company's large number of customers and their dispersion throughout the world. At December 31, 2018 and 2017, the Company had receivables with one customer totaling nearly 23% and 12%, respectively, of overall accounts receivables. The Company does not consider this customer to pose any significant credit risk.

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

None of the foreign currency forward contracts entered into during 2018 and 2017 were designated for hedge accounting treatment.

CAMBREX CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except share and per share data)

Inventories

Inventories are stated at the lower of cost, determined on a first‑in, first‑out basis and net realizable value.  The determination of net realizable value involves an assessment of numerous factors, including estimated selling prices.  Reserves are recorded to reduce the carrying value for inventory determined to be damaged, obsolete or otherwise unsaleable.

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
When assets are retired or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts, and any resulting gain or loss is reflected in cost of goods sold or operating expenses.  Interest is capitalized in connection with the construction and acquisition of assets that are capitalized over longer periods of time for larger amounts.  The capitalized interest is recorded as part of the cost of the asset to which it relates and is amortized over the asset’s estimated useful life.  Total interest capitalized in connection with ongoing construction activities was $125 in 2018, immaterial in 2017, and $575 in 2016.

Impairment of Goodwill

The Company reviews the carrying value of goodwill to determine whether impairment may exist on an annual basis or whenever it has reason to believe goodwill may not be recoverable.  The annual impairment test of goodwill is performed during the fourth quarter of each fiscal year. For the years ended December 31, 2018 and 2017, the Company did not have an impairment.

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

Based upon the Company’s most recent analysis, the fair value of most of the reporting units substantially exceeded their carrying values.  Due to the recent acquisitions of Cambrex High Point, Inc. and Halo Pharma, the percentage by which their fair value exceed its carrying value is significantly less than that of the Company’s other reporting units.

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

Revenue Recognition

2018 results are accounted for under the following new policy:

The Company adopted ASC 606 Revenue from Contracts with Customers on January 1, 2018 using the modified retrospective method. As a result, the Company has changed its accounting policy for revenue recognition as detailed below. The cumulative effect of initially applying the new revenue standard was recorded as an adjustment to the opening balance of retained earnings.  The comparative information has not been restated and continues to be reported under accounting standard ASC 605 which was in effect for those periods.

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

Contract balances

The timing of revenue recognition, billings and cash collections results in billed trade receivables, contract assets (unbilled receivables), and contract liabilities (customer advances and deferred revenue). For each reporting period presented, the Company reports contract balances in a net contract asset or liability position on a contract-by-contract basis. Contract assets are recorded when the right to consideration is conditioned on something other than the passage of time.  When an entity’s right to consideration is unconditional, the receivable is recorded within Trade Receivables on the balance sheet.  Contract liabilities represent advance payments from customers, and deferred revenue.  Contract assets will convert to trade receivables or cash and current contract liabilities will convert into revenue within a one-year period.

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

Income Taxes

The Company and its eligible subsidiaries file a consolidated U.S. income tax return.  Foreign subsidiaries are consolidated for financial reporting but are not eligible to be included in the consolidated U.S. income tax return.  However, in periods prior to the enactment of TCJA, the earnings of foreign subsidiaries were generally taxed by the U.S. when repatriated and such U.S. tax may have been reduced or eliminated by federal foreign tax credits based on the foreign income and withholding taxes paid or accrued by the foreign subsidiaries.  Due in part to a continuing

CAMBREX CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except share and per share data)

desire to limit credit and currency exposure for cash held in foreign currencies or in non-U.S. banks, the Company previously determined that it was likely that a portion of the undistributed earnings of its foreign subsidiaries would be repatriated to the U.S. in the future.  Under TCJA’s transition to a modified territorial tax system whereby future repatriations of foreign earnings will generally be exempt from U.S. tax, it is likely that the Company will continue to repatriate certain foreign earnings in the future.  Therefore, the Company will continue to monitor available evidence and its plans for foreign earnings and expects to continue to provide any applicable deferred taxes based on the tax liability or withholding taxes that would be due upon repatriation of amounts not considered permanently reinvested.

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

Foreign Currency

The functional currency of the Company's foreign subsidiaries is the applicable local currency.  The translation of the applicable foreign currencies into U.S. dollars is performed for balance sheet accounts using current exchange rates in effect at the balance sheet date and for revenue and expense accounts and cash flows using average rates of exchange prevailing during the year.  Adjustments resulting from the translation of foreign currency financial statements are accumulated in stockholders' equity until the entity is sold or substantially liquidated.  Gains or losses relating to transactions of a long-term investment nature are also accumulated in stockholders' equity.  Gains or losses resulting from third-party foreign currency transactions are included as a component of other revenues, net in the consolidated income statement.  Foreign currency net gains/(losses) were $908, ($550) and $306, in 2018, 2017 and 2016, respectively.

Earnings per Common Share

All diluted earnings per share are computed on the basis of the weighted average shares of common stock outstanding plus common equivalent shares arising from the effect of dilutive stock options, equity-settled performance shares and restricted stock units, using the treasury stock method.

For the years ended December 31, 2018, 2017 and 2016, shares of 537,163, 521,096 and 558,499, respectively, were not included in the calculation of diluted shares outstanding because the effect would be anti-dilutive.

CAMBREX CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except share and per share data)

Comprehensive Income

Included within accumulated other comprehensive income (“AOCI”) for the Company are foreign currency translation adjustments and changes in the pensions, net of tax.  Total comprehensive income/loss for the years ended December 31, 2018 and 2017 are included in the Statements of Comprehensive Income.

Reclassification

Certain reclassifications have been made to prior year amounts to conform with current year presentation and recent accounting pronouncements.

(3)	Impact of Recently Issued Accounting Pronouncements

The following accounting pronouncements became effective for the Company January 1, 2018:

Revenue from Contracts with Customers

In May 2014, the FASB issued ASU 2014-09. On January 1, 2018, the Company adopted the new accounting standard ASC 606, Revenue from Contracts with Customers and all the related amendments (“new revenue standard”) to all contracts not completed as of January 1, 2018 using the modified retrospective method.  The new revenue standard introduces a new five-step revenue recognition model in which an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  The cumulative effect of initially applying the new revenue standard was $16,219 and has been recorded as an adjustment to increase the opening balance of retained earnings.  The cumulative effect adjustment relates primarily to the recognition of revenue and costs for contracts that transfer promised goods or services over time.  Gross sales, cost of goods sold, and tax expense of $51,896, $31,347, and $4,330 respectively, were recorded as part of the cumulative effect adjustment.  The comparative information has not been restated and is reported in accordance with accounting standard ASC 605, which was in effect for those periods.

The adoption of the new revenue standard impacted the consolidated financial statements as follows:

Income Statement

	For the Twelve Months Ended December 31, 2018
	As Reported	Effect of Change	Amount Without Adoption of ASC 606
Gross sales	$514,997	$(19,781)	$534,778
Net revenue	532,093	(19,781)	551,874
Cost of goods sold	335,405	(5,753)	341,158
Gross profit	196,688	(14,028)	210,716
Operating profit	101,496	(14,028)	115,524
Provision for income taxes	16,596	(2,928)	19,524
Income from continuing operations	93,209	(11,100)	104,309
Net income	92,418	(11,100)	103,518
Diluted earnings per share from continuing operations	2.77	(0.33)	3.10

CAMBREX CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except share and per share data)

Balance Sheet

	December 31, 2018
	As Reported	Effect of Change	Balances Without Adoption of ASC 606
Current Assets
Contract assets	$33,490	$33,490	$-
Inventory	111,062	(27,733)	138,795
Current Liabilities
Taxes payable	1,651	1,402	249
Stockholders' Equity
Retained earnings	538,463	5,119	533,344

Presentation of Net Periodic Benefit Cost Related to Defined Benefit Plans

In March 2017, the FASB issued ASU 2017-07 which amends the requirements in ASC 715 related to the income statement presentation of the components of net periodic benefit cost for an entity’s sponsored defined pension and other postretirement plans. The ASU requires entities to disaggregate the service-cost component from the other components of net benefit cost and present it with other compensation costs for related employees in the income statement and present the other components elsewhere in the income statement and outside of income from operations if such subtotal is presented. This standard became effective for the Company on January 1, 2018.  For the year ended December 31, 2018, the Company recorded $813 to “Other expenses, net” which formerly would have been recorded as “Selling, general and administrative expenses” or “Cost of goods sold.”  To conform to the current year presentation, for the years ended December 31, 2017 and 2016, the Company reclassified $1,484 and $1,540, respectively, from “Selling, general and administrative expenses” and $216 and $163, respectively, from “Cost of goods sold” to “Other expenses, net.”

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

Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income

In February 2018, the FASB issued ASU 2018-02 to address the tax effects of TCJA on amounts that were initially recognized directly in AOCI. ASU 2018-02 allows an entity to elect a one-time reclassification from AOCI to retained earnings of stranded tax effects due to the enactment of TCJA, equal to the difference between the amount initially charged or credited directly to AOCI at the previously enacted U.S. federal corporate income tax rate and the amount that would have been charged or credited directly to AOCI by using the newly enacted tax rate, excluding the effect of any valuation allowance previously charged to income from continuing operations. ASU 2018-02 is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. The Company has evaluated the provisions of ASU 2018-02 and has decided not to elect the reclassification from AOCI to retained earnings addressed in the ASU.

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

Leases

In February 2016, the FASB issued ASU 2016-02 which requires lessees to recognize right of use assets and lease liabilities on the balance sheet for all leases with terms greater than twelve months.  This standard is effective for fiscal years beginning after December 15, 2018, including interim periods within that reporting period.  The result of adoption will be an increase to assets and liabilities by the same amount for the identified operating leases. Several

CAMBREX CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except share and per share data)

updates have been issued in 2018 that provide clarification on a number of specific issues and reporting requirements. The Company is substantially complete with the evaluation of the new guidance and all leases that existed at December 31, 2018 and expects the adjustment will not be material to the Company.

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

(4)	Revenue

In accordance with ASC 606, the Company disaggregates its revenue from customers with contracts by revenue streams. The Company’s revenue streams are presented in the following table:

2018
Single-use products	$255,599
Multi-use products	228,336
Service revenue	31,062
Total gross sales	$514,997

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

Contract balances

The timing of revenue recognition, billings and cash collections results in billed trade receivables, contract assets (unbilled receivables), and contract liabilities (customer advances and deferred revenue). For each reporting period presented, the Company reports contract balances in a net contract asset or liability position on a contract-by-contract basis. Contract assets are recorded when the right to consideration is conditioned on something other than the passage of time.  When an entity’s right to consideration is unconditional, the receivable is recorded within Trade Receivables on the balance sheet.  Contract liabilities represent advance payments from customers, and deferred revenue.  Contract assets will convert to trade receivables or cash and current contract liabilities will convert into revenue within a one-year period.

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

CAMBREX CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except share and per share data)

The following table details the significant changes in contract assets during the year ended December 31, 2018:

Contract Assets
Balance as of January 1, 2018	$51,896
Contracts assets acquired	3,749
Revenue recognized from performance obligations satisfied	241,373
Transferred to trade receivables	(262,303)
Currency impact	(1,225)
Balance as of December 31, 2018	$33,490

The Company recognized in revenue $1,709 during the year ended December 31, 2018 for which the contract liability was recorded in a prior period.

(5)	Acquisitions

On September 12, 2018, the Company completed the acquisition of 100% of Halo Pharma (“Halo”), a finished dosage form Contract Development and Manufacturing Organization. The deal was structured as a stock purchase for consideration of approximately $425,000.  The Company utilized cash on hand and borrowings under the credit facility to pay the purchase price.  Cambrex acquired two GMP compliant facilities, one in Whippany, NJ, and the other in Mirabel, Quebec, Canada.

These newly acquired facilities provide formulation development and clinical and commercial manufacturing services, specializing in oral solids, liquids, creams, sterile and non-sterile ointments. The facilities core competencies include developing and manufacturing highly complex and difficult to produce formulations, products for pediatric indications and controlled substances.

The following table summarizes the estimated fair value of the assets acquired and liabilities assumed at the acquisition date. Cambrex obtained third-party valuations of certain tangible and intangible assets resulting in the balances shown below. Goodwill and deferred income taxes are subject to change as the Company is waiting for the completion of certain pre-acquisition tax returns, therefore these balances are provisional.

September 12, 2018
Cash	$2,792
Account receivable and Contract assets	14,045
Inventory	8,264
Other current assets	896
Property, plant and equipment	78,489
Goodwill	219,294
Intangible assets (Customer relationships)	180,000
Total assets acquired	503,780
Current liabilities	15,407
Noncurrent liabilities	60,984
Total liabilities assumed	$76,391

The consolidated income statement from the acquisition date to the period ending December 31, 2018 includes net revenue of $28,600 and operating loss of $605. Operating loss includes integration costs of $571 and a one-time charge for severance of $900. Results on an ASC 605 basis were not materially different than the reported results under ASC 606.

CAMBREX CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except share and per share data)

Transaction costs have been recorded as “Acquisition and integration expenses” on the Company’s income statement and totaled $6,419 for the year ended December 31, 2018.  Other acquisition and integration related expenses of $4,720 for the year ended December 31, 2018 have also been recorded to “Acquisition and integration expenses” on the Company’s income statement.

The following table represents unaudited pro forma revenue and earnings as if Halo had been included in the consolidated results of the Company for the entire years ending December 31, 2018 and 2017.

	2018	2017
Net revenue	$599,041	$630,184
Income from continuing operations	86,217	96,479

These amounts have been calculated after applying the Company’s accounting policies and adjusting the results of Halo to reflect the accumulated depreciation and amortization that would have been charged assuming the fair value adjustments to property, plant and equipment and intangible assets had been applied on January 1, 2017, together with the consequential tax effects.

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

All acquisition costs have been expensed and totaled approximately $640 as well as approximately $200 of severance cost, all of which has been recorded to “Acquisition and integration expenses” on the Company’s 2016 income statement. For the year ended December 31, 2016, the Company recorded gross sales of $4,648 and after purchase price adjustments and severance, operating profit was not material.  Proforma disclosures have not been provided due to the immateriality of this acquisition.

(6)	Net Inventories

Inventories are stated at the lower of cost and net realizable value. Cost is determined on a first-in, first-out basis.

Net inventories consist of the following:

	December 31,
	2018	2017
Finished goods	$30,904	$41,521
Work in process	27,513	47,386
Raw materials	44,705	42,491
Supplies	7,940	7,144
Total	$111,062	$138,542

CAMBREX CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except share and per share data)

The components of inventory stated above are net of reserves of $14,231 and $14,052 as of December 31, 2018 and 2017, respectively.

(7)	Property, Plant and Equipment

Property, plant and equipment consist of the following:

	December 31,
	2018	2017
Land	$18,790	$6,911
Buildings and improvements	177,568	129,065
Machinery and equipment	489,980	451,882
Furniture and fixtures	3,094	2,850
Construction in progress	50,211	34,400
Total	739,643	625,108
Accumulated depreciation	(379,115)	(370,809)
Net	$360,528	$254,299

Depreciation expense was $32,195, $29,970 and $23,654 for the years ended December 31, 2018, 2017 and 2016, respectively.  Total capital expenditures in 2018 and 2017 were $70,547 and $53,900, respectively.

(8)	Goodwill and Intangible Assets

The changes in the carrying amount of goodwill for the year ended December 31, 2018 are as follows:

Balance as of December 31, 2017	$43,626
Acquisition of business (see Note 5)	219,294
Translation effect	(1,825)
Balance as of December 31, 2018	$261,095

As of December 31, 2018, goodwill of $218,705 relates to the FDF segment.  The remaining goodwill relates to the API segment.

Acquired intangible assets, which are amortized, consist of the following:

		As of December 31, 2018
	Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Internal-use software	3 - 7 years	$7,026	$(2,912)	$4,114
Technology-based intangibles	20 years	3,481	(1,523)	1,958
Customer-related intangibles	10 - 15 years	186,698	(5,565)	181,133
		$197,205	$(10,000)	$187,205

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

The change in the gross carrying amount in 2018 is mainly due to the recognition of customer-related intangibles of $180,000 from the acquisition of Halo Pharma in September 2018 and the impact of foreign currency translation.  The change in the gross carrying amount in 2017 is mainly due to foreign currency translation and additions.

Beginning in 2014, the Company began implementing a new ERP system, as such, $630 was capitalized and classified as internal-use software during the year ended December 31, 2017.

Amortization expense amounted to $5,662, $1,878 and $1,011 for the years ended December 31, 2018, 2017 and 2016, respectively.

Amortization expense related to current intangible assets is expected to be approximately $13,990 for 2019, $13,973 for 2020, $13,967 for 2021, $13,549 for 2022, and $12,963 for 2023.

(9)	Restructuring Charges

For the year ended December 31, 2016, the Company recorded $1,158 as “Restructuring expenses” on the Company’s consolidated income statement related to the write down of Zenara to reflect the estimated selling price of the business.  Zenara was effectively sold on January 30, 2017 and the Company no longer includes Zenara in its reported results.

(10)	Accrued Expenses and Other Current Liabilities

The components of accrued expenses and other current liabilities are as follows:

	December 31,
	2018	2017
Salaries and employee benefits payable	$29,632	$27,451
Other	14,404	15,323
Total	$44,036	$42,774

(11)	Income Taxes

Income before income taxes consists of the following:

	December 31,
	2018	2017	2016
Domestic	$66,495	$117,273	$91,597
International	43,310	24,552	35,942
Total	$109,805	$141,825	$127,539

CAMBREX CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except share and per share data)

The provision for income taxes consist of the following provisions/(benefits):

	December 31,
	2018	2017	2016
Current:
Federal	$10,486	$25,201	$21,167
State	(80)	-	-
International	8,247	5,674	10,491
Total current	18,653	30,875	31,658
Deferred:
Federal	$(1,420)	$7,615	$8,350
State	(656)	-	-
International	19	(429)	206
Total deferred	(2,057)	7,186	8,556
Total income tax expense	$16,596	$38,061	$40,214

The provision for income taxes differs from the statutory federal income tax rate of 21% for 2018, and 35% for 2017 and 2016, as follows:

	December 31,
	2018	2017	2016
Income tax provision at U.S federal statutory rate	$23,059	$49,639	$44,638
State and local taxes, net of federal income tax benefit	(2,539)	(207)	(2,310)
Effect of foreign income taxed at rates other than the U.S. federal statutory rate	44	(1,989)	(1,154)
Tax credits	(280)	(100)	(200)
Net change in valuation allowance	476	(315)	1,673
Domestic production deduction	-	(3,347)	(2,327)
Share-based payment compensation	(3,722)	(5,236)	-
Tax reform and changes in tax laws	(1,939)	117	-
Permanent items and other	1,497	(501)	(106)
Total	$16,596	$38,061	$40,214

The domestic production deduction was repealed by TCJA.  Share-based payment compensation represents the impact of applying ASU 2016-09, which requires recognition immediately in the tax provision of certain effects of share-based payments that were possibly deferred under the previous guidance.  Tax reform and changes in tax laws represents the impact of TCJA, New Jersey tax reform enacted in 2018, and other enacted tax rate changes.

The Company’s accounting for TCJA’s one-time toll charge on previously undistributed accumulated foreign earnings was completed in the third quarter of 2018, resulting in a $2,105 measurement period tax benefit and corresponding reduction in taxes payable.  The Company has determined that it will elect an accounting policy to treat tax on global low-taxed income (“GILTI”) inclusions under TCJA as a period cost when incurred.

CAMBREX CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except share and per share data)

The components of deferred tax assets and liabilities as of December 31, 2018 and 2017 relate to temporary differences and carryforwards as follows:

	December 31,
	2018	2017
Deferred tax assets:
Inventory	$2,082	$1,522
Environmental	3,656	3,635
Net operating loss carryforwards	12,347	11,447
Employee benefits	9,512	11,245
Property, plant and equipment	11,581	5,007
Other	4,332	3,712
Total gross deferred tax assets	43,510	36,568
Valuation allowance	(12,263)	(11,824)
Total deferred tax assets	$31,247	$24,744
Deferred tax liabilities:
Property, plant and equipment	(69,337)	(15,275)
Intangibles and other	(14,536)	(8,537)
Foreign tax allocation reserve	(2,527)	(2,710)
Other	(714)	(2,830)
Total deferred tax liabilities	$(87,114)	$(29,352)
Net deferred tax liability	$(55,867)	$(4,608)
Classified as follows in the consolidated balance sheet:
Non-current deferred tax asset	1,409	3,198
Non-current deferred tax liability	(57,276)	(7,806)
Total	$(55,867)	$(4,608)

The Company expects to maintain a domestic valuation allowance against state NOLs and state credits tax due to restrictive rules regarding realization and recent history of state losses.  The Company expects to maintain a valuation allowance against certain foreign deferred tax assets, primarily NOL carryforwards, until such time as the Company attains an appropriate level of future profitability in the appropriate jurisdictions and is able to conclude that it is more likely than not that its foreign deferred tax assets are realizable.

In July 2018, New Jersey enacted comprehensive corporate income tax reform legislation which included, among other items, the imposition of a multi-year temporary surtax, mandatory combined reporting starting in 2019, revised NOL and dividend exclusion rules, and decoupling from certain federal tax reform provisions.  In October 2018 New Jersey enacted additional tax legislation that included significant technical corrections and clarifications to the July law as well as other substantive changes to the State’s corporate tax regime, and in December 2018 and January 2019 New Jersey issued technical guidance on combined reporting and New Jersey’s treatment of certain TCJA items such as GILTI income and related GILTI and foreign-derived income (“FDII”) special tax deductions, as well as the sourcing of GILTI and FDII, which were considerably different than the July 2018 tax reform law.

In the third quarter of 2018, under New Jersey’s July 2018 tax reform law as enacted, the Company recorded a discrete benefit of $11,437 to release valuation allowance against New Jersey NOLs and state net deferred tax assets against which the Company had previously maintained a full valuation allowance. The determination to release the valuation allowance was based on the impact and sourcing in future combined reporting of GILTI income without the related GILTI and FDII special deductions, which would have allowed the Company to use the entire New Jersey NOL before expiration.

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

This assessment, which is completed on a taxing jurisdiction basis, takes into account a number of types of evidence, including the nature, frequency, and severity of current and cumulative financial reporting losses, sources of future taxable income, future reversals of existing taxable temporary differences, and prudent and feasible tax planning strategies, weighted by objectivity.

In the fourth quarter of 2018, the enactment of New Jersey’s October 2018 tax reform law and related guidance, which allows GILTI and FDII special tax deductions, and notably provides a separate apportionment methodology for sourcing net GILTI income to New Jersey, will result in no New Jersey tax of the Company’s net GILTI income and no utilization of the Company’s New Jersey NOLs for which the valuation allowance was released in the third quarter of 2018.  Therefore, in the fourth quarter of 2018, the Company recorded a full valuation allowance against the New Jersey NOLs.

The domestic valuation allowance for the years ended December 31, 2018, 2017 and 2016 increased $722, $264 and $2,294, respectively.  The 2018, 2017 and 2016 increases in the domestic valuation allowance are due to domestic state items.

The foreign valuation allowance for the years ended December 31, 2018, 2017 and 2016 decreased $283, increased $101, and decreased $698, respectively.  The 2018 decrease in the foreign valuation allowance was allocated as follows: the valuation allowance decreased $246 for foreign income and decreased $37 for currency translation adjustments included in other comprehensive income (“OCI”).  The 2017 increase in the foreign valuation allowance was allocated as follows: the valuation allowance increased $51 for foreign losses and increased $50 for currency translation adjustments included in OCI.  The 2016 decrease in the foreign valuation allowance was allocated as follows: the valuation allowance decreased $621 for foreign income and decreased $77 for currency translation adjustments included in OCI.

CAMBREX CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except share and per share data)

Under the tax laws of the various jurisdictions in which the Company operates, NOLs may be carried forward or back, subject to statutory limitations, to reduce taxable income in future or prior years.  Domestic federal and state NOLs acquired in the CHP stock acquisition are $5,266 and $8,576, respectively, and will expire in 2023 through 2036.  The federal NOLs can be utilized against U.S. consolidated taxable income, subject to annual limitations.  A full valuation allowance has been recorded against domestic state NOLs totaling approximately $129,198 as of December 31, 2018 which will expire in 2029 through 2038.  A full valuation allowance has been recorded against foreign NOLs totaling approximately $1,588 which in most foreign jurisdictions will carry forward indefinitely.

Due in part to a continuing desire to limit credit and currency exposure for cash held in foreign currencies or in non-U.S. banks, the Company previously determined that it was likely that a portion of the undistributed earnings of its foreign subsidiaries would be repatriated to the U.S. in the future.  Under TCJA’s transition to a modified territorial tax system whereby future repatriations of foreign earnings will generally be exempt from U.S. tax, it is likely that the Company will continue to repatriate certain foreign earnings in the future.  Therefore, the Company will continue to monitor available evidence and its plans for foreign earnings and expects to continue to provide any applicable deferred taxes based on the tax liability or withholding taxes that would be due upon repatriation of amounts not considered permanently reinvested.

The following table summarizes the activity related to the Company’s unrecognized tax benefits as of December 31, 2018, 2017 and 2016:

	2018	2017	2016
Balance at January 1	$1,654	$1,778	$1,492
Gross increases related to current period tax positions	210	215	687
Gross increases related to prior period tax positions	416	-	-
Gross decreases related to prior period tax positions	(37)	(52)	(84)
Expirations of statute of limitations for the assessment of taxes	(233)	(353)	(257)
Settlements	-	(134)	-
Foreign currency translation	(67)	200	(60)
Balance at December 31	$1,943	$1,654	$1,778

Of the total balance of unrecognized tax benefits at December 31, 2018, $1,943, if recognized, would affect the effective tax rate.

Gross interest and penalties at December 31, 2018, 2017, and 2016, of $455, $412, and $455, respectively, related to the above unrecognized tax benefits are not reflected in the table above.  In 2018, 2017, and 2016, the Company accrued $99, $153, and $63, respectively, of interest and penalties in the income statement.  Consistent with prior periods, the Company recognizes interest and penalties within its income tax provision.

Tax years 2012 and forward in the U.S. are open to examination by the IRS.  The Company is also subject to examinations in its material non-U.S. jurisdictions for 2012 and later years.

The Company is also regularly subject to audits in various states for various years.  Previous state audits have resulted in immaterial adjustments.  In the majority of states where the Company files, the Company is subject to examination for tax years 2013 and forward.

CAMBREX CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except share and per share data)

In 2018 a state tax authority commenced an examination of the Company’s tax returns for 2014 and forward.  The tax authority challenged the Company’s sourcing of income to the state, and accordingly the Company has recorded an increase to tax expense of $447.  The Company is proceeding towards settlement discussions.

(12)	Long‑term Debt

In May 2016, the Company entered into a $500,000 five-year Syndicated Senior Revolving Credit Facility (“Credit Facility”) which expires in May 2021.  The Company pays interest on this Credit Facility at LIBOR plus 1.25% - 2.00% based upon certain financial measurements.  The Credit Facility also includes financial covenants regarding interest coverage and leverage ratios. As of December 31, 2018, there was $300,000 outstanding on the Credit Facility. As of December 31, 2017, the facility was undrawn. The 2018 weighted average interest rate for long-term bank debt was 3.8%.

On January 2, 2019, the Company amended and restated its Credit Facility. Please see Note 23 for further details.

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

None of the foreign currency forward contracts entered into during 2018 or 2017 were designated for hedge accounting treatment.  The notional amounts of the Company’s outstanding foreign exchange forward contracts were $35,734, $32,781 and $20,896 at December 31, 2018, 2017, and 2016, respectively.  The Company does not hold or purchase any foreign currency forward contracts for trading or speculative purposes and no contractual term is greater than twelve months.

The fair value of the Company’s foreign exchange forward contracts outstanding was a loss of $430 and a gain of $83 at December 31, 2018 and 2017, respectively. Losses are reflected under the caption “Accrued expenses and other current liabilities” and a gain is reflected under the caption “Prepaid expenses and other current assets” on the Company’s balance sheet and “Other revenues, net” on the Company’s income statement.

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

The following table provides the assets and liabilities carried at fair value, measured on a recurring basis, as of December 31, 2018 and 2017.

Fair Value - Level 2	December 31, 2018	December 31, 2017
Foreign currency forwards, (liabilities)/assets	$(430)	$83
Investment in equity securities	13,048	-
Total	$12,618	$83

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

During 2018, the Company acquired a 19.9% equity investment in a European company (“Investee”).  The Investee completed an initial public offering on a foreign exchange late in the second quarter, which reduced the Company’s ownership share to 16.3%.  The Company’s investment is subject to a prohibition on selling the shares for one year following the acquisition.  The Company has one seat on the Board of Directors of the Investee and concluded it is able to exercise significant influence and that equity accounting would be appropriate.  In accordance with ASC 825, the Company has elected to record this investment at fair value.  The Company selected an appropriate valuation methodology to compute a discount for the lack of marketability to be applied to the closing market price of the shares as of December 31, 2018. The fair value of the Company’s shares increased to $13,048 during the year ended December 31, 2018 resulting in an unrealized gain that was recorded as “Unrealized gain on investment in equity securities” on the income statement and “Prepaid expenses and other current assets” on the balance sheet.  Since the shares owned by the Company are substantially in excess of the daily trade volumes of the stock, it could be difficult to sell the shares in a timely manner when the restrictions lapse and it is possible the ultimate value to be realized by the Company could be significantly less upon a sale of the securities.

Refer to Note 13 to the Company’s consolidated financial statements for further disclosures on the Company’s financial instruments.

CAMBREX CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except share and per share data)

(15)	Stockholders' Equity

The Company has two classes of common shares, Common Stock and Nonvoting Common Stock.  Authorized shares of Common Stock were 100,000,000 at December 31, 2018 and 2017.  Authorized shares of Nonvoting Common Stock were 730,746 at December 31, 2018 and 2017. Nonvoting Common Stock with a par value of $0.10 has equal rights with Common Stock, with the exception of voting power.  Nonvoting Common Stock is convertible, share for share, into Common Stock, subject to any legal requirements applicable to holders restricting the extent to which they may own voting stock.  As of December 31, 2018 and 2017, no shares of Nonvoting Common Stock were outstanding.  The Company has authorized 5,000,000 shares of Series Preferred Stock, par value $0.10, issuable in series and with rights, powers and preferences as may be fixed by the Board of Directors.  At December 31, 2018 and 2017, there was no preferred stock outstanding.

The Company held treasury shares of 1,264,109 and 1,424,153 at December 31, 2018 and 2017, respectively, which are primarily used for issuance to employee compensation plans.

At December 31, 2018, there were 662,671 authorized shares of Common Stock reserved for issuance through equity compensation plans.

(16)	Accumulated Other Comprehensive Loss

The following tables provide the changes in AOCI by component, net of tax, for the years ended December 31, 2018 and 2017:

	Foreign Currency Translation Adjustments	Pension Plans	Total
Balance as of December 31, 2017	$(12,040)	$(30,188)	$(42,228)
Other comprehensive loss before reclassifications	(15,696)	(3,155)	(18,851)
Amounts reclassified from accumulated other comprehensive loss	-	942	942
Net current-period other comprehensive loss	(15,696)	(2,213)	(17,909)
Balance as of December 31, 2018	$(27,736)	$(32,401)	$(60,137)

	Foreign Currency Translation Adjustments	Pension Plans	Total
Balance as of December 31, 2016	$(34,290)	$(31,230)	$(65,520)
Other comprehensive income before reclassifications	22,250	121	22,371
Amounts reclassified from accumulated other comprehensive loss	-	921	921
Net current-period other comprehensive income	22,250	1,042	23,292
Balance as of December 31, 2017	$(12,040)	$(30,188)	$(42,228)

CAMBREX CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except share and per share data)

The following tables provide the reclassifications out of AOCI by component for the years ended December 31, 2018 and 2017:

Details about AOCI Components	Amount Reclassified from AOCI for the year ended December 31, 2018	Amount Reclassified from AOCI for the year ended December 31, 2017
Amortization of defined benefit pension items:
Actuarial losses	$(1,224)	$(1,400)
Prior service costs	5	(52)
Total before tax	(1,219)	(1,452)
Tax benefit	277	531
Total reclassification for the period, net of tax	$(942)	$(921)

The Company recognizes all components of net periodic benefit cost except service costs in “Other expenses, net” in its income statement. Service costs are recognized in “Selling, general and administrative expenses” and “Cost of goods sold” in its income statement depending on the functional area of the underlying employees included in the plan.

(17)	Stock Based Compensation

The Company recognizes compensation cost for stock options awarded to employees based on their grant-date fair value.  The value of each stock option is estimated on the date of grant using the Black-Scholes option-pricing model.  The weighted-average fair value per share for the stock options granted to employees for the years ended December 31, 2018, 2017 and 2016 were $21.00, $17.71, and $15.17, respectively.

The following assumptions were used in determining the fair value of stock options for grants issued in 2018, 2017 and 2016:

	2018	2017	2016
Expected volatility	40.29% - 41.43%	37.73% - 45.91%	42.09% - 46.49%
Expected term	4.60 - 6.80 years	0.97 - 6.80 years	0.99 - 6.80 years
Risk-free interest rate	2.82% - 2.95%	1.06% - 2.22%	0.54% - 1.63%

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

CAMBREX CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except share and per share data)

For 2018, 2017, and 2016, the Company recorded $4,288, $4,368 and $3,816, respectively, in selling, general and administrative expenses for stock options.  As of December 31, 2018, the total compensation cost related to unvested stock option awards granted to employees but not yet recognized was $9,871.  The cost will be amortized on a straight-line basis over the remaining weighted-average vesting period of 2.7 years.

The following table is a summary of the Company’s stock option activity issued to employees and related information:

		Weighted Average
	Number of Shares	Exercise Price	Options Exercisable
Outstanding at December 31, 2017	1,484,914	$32.53	727,645
Granted	231,455	53.61
Exercised	(599,149)	23.43
Forfeited or expired	(65,597)	47.55
Outstanding at December 31, 2018	1,051,623	41.41
Exercisable at December 31, 2018	450,110	$34.40

The aggregate intrinsic value for all stock options exercised for the years ended December 31, 2018, 2017 and 2016 was $19,976, $13,775 and $14,832, respectively.  The aggregate intrinsic values for all stock options outstanding and exercisable as of December 31, 2018 were $3,314 and $3,211, respectively.

A summary of the Company’s nonvested stock options, restricted stock and performance shares activity is presented below:

	Nonvested
	Stock Options		Restricted Stock		Performance Shares
	Number of Shares	Weighted- Average Grant-Date Fair Value	Number of Shares	Weighted- Average Grant-Date Fair Value	Number of Shares	Weighted- Average Grant-Date Fair Value
Nonvested at December 31, 2017	757,269	$15.20	265	$44.23	276,250	$42.08
Granted	231,455	21.00	9,779	53.70	71,750	50.49
Vested during period	(321,614)	13.84	(10,044)	53.45	(46,000)	41.36
Forfeited	(65,597)	18.22	–	–	(150,000)	41.73
Nonvested at December 31, 2018	601,513	$17.83	-	$-	152,000	$46.61

Members of the Cambrex Board of Directors currently participate in an incentive plan which rewards service with restricted stock units.  Awards are made annually and vest over six months.  On the six month anniversary of the grant, restrictions on sale or transfer are removed and shares are issued to the Directors.  These awards are classified as equity awards.

For 2018, 2017 and 2016, the Company recorded $533, $571 and $489, respectively, in selling, general and administrative expenses for restricted stock units.  As of December 31, 2018, there was no compensation cost related to unvested restricted stock not yet recognized.

CAMBREX CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except share and per share data)

The Company granted equity-settled performance shares (“PSs”) to certain executives.  PS awards provide the recipient the right to receive a certain number of shares of the Company’s common stock in the future, which depends on the Company’s level of achievement of net revenue and EBITDA growth as compared to the net revenue and EBITDA growth of the members of a specified peer group of companies over a three year period.  The peer group consists of publicly-traded life sciences companies competing in the same industry as the Company.  For 2018, 2017 and 2016, the Company recorded a benefit of $727, expense of $3,975 and expense of $3,461, respectively, in selling, general and administrative expenses related to these PS awards. As of December 31, 2018, total compensation cost related to unvested performance shares not yet recognized was $4,322. The cost will be amortized on a straight-line basis over the remaining weighted-average vesting period of 1.7 years.

(18)	Retirement Plans

Domestic Pension Plan

The Company maintains a defined benefit pension plan (“Domestic Pension Plan”) for certain salaried and certain hourly employees.  It is the Company’s policy to contribute to the domestic pension plan to ensure adequate funds are available in the plan to make benefit payments to plan participants and beneficiaries when required.  The Company also had a Supplemental Executive Retirement Plan (“SERP”) for key executives.  This plan was non-qualified and unfunded.  Benefits accruing under both plans were frozen in 2007.  In July 2008, the Board of Directors of the Company amended the SERP to allow for lump sum payments effective January 1, 2009.  The lump sum value as of January 1, 2009 was paid in 10 equal actuarial equivalent installments through 2018.

International Pension Plans

A foreign subsidiary of the Company maintains a pension plan (“International Pension Plan”) for its employees that conforms to the common practice in that country.  Based on local laws and customs, this plan is unfunded.

The benefit obligations as of December 31, 2018 and 2017 are as follows:

	Pension Plans
	Domestic		SERP		International
	2018	2017	2018	2017	2018	2017
Change in benefit obligation
Benefit obligation, beginning of year	$59,186	$57,718	$609	$1,209	$29,423	$25,002
Service cost	-	-	-	-	1,009	941
Interest cost	2,043	2,214	-	9	720	732
Actuarial (gain)/loss	(4,218)	2,676	-	-	2,295	798
Benefits paid	(3,590)	(3,422)	(609)	(609)	(730)	(725)
Currency translation effect	-	-	-	-	(2,551)	2,675
Benefit obligation, end of year	$53,421	$59,186	$-	$609	$30,166	$29,423

The plan assets and funded status of the Domestic Pension Plan as of December 31, 2018 and 2017 are as follows:

	2018	2017
Change in plan assets
Fair value of plan assets, beginning of period	$46,650	$39,524
Actual return on plan assets	(2,879)	6,663
Contributions	360	3,885
Benefits paid	(3,590)	(3,422)
Fair value of plan assets, end of period	$40,541	$46,650
Unfunded status	(12,880)	(12,536)
Accrued benefit cost, end of period	$(12,880)	$(12,536)

CAMBREX CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except share and per share data)

The unfunded status of the International Pension Plan was $30,166 and $29,423 as of December 31, 2018 and 2017, respectively.

As of December 31, 2018 and 2017, AOCI consists of the following:

	Pension Plans
	Domestic		SERP		International
	2018	2017	2018	2017	2018	2017
Actuarial loss	$22,068	$20,956	$-	$121	$12,013	$10,183
Prior service cost/(benefit)	-	-	-	-	4	(1)
Total	$22,068	$20,956	$-	$121	$12,017	$10,182

The Company recognizes all components of net periodic benefit cost except services costs in “Other expenses, net” in its income statement. Services costs are recognized in “Selling, general and administrative expenses” and “Cost of goods sold” in its income statement depending on the functional area of the underlying employees included in the plan.  As a result of the adoption of ASU 2017-07, the Company recorded $813 for the year ended December 31, 2018 to “Other expenses, net” which formerly would have been recorded as “Selling, general and administrative expenses” or “Cost of goods sold.”  To conform to the current year presentation, for the years ended December 31, 2017 and 2016, the Company reclassified $1,484 and $1,540, respectively, from “Selling, general and administrative expenses” and $216 and $163, respectively, from “Cost of goods sold” to “Other expenses, net.”

The components of net periodic benefit cost are as follows:

	Pension Plans
	Domestic			SERP			International
	2018	2017	2016	2018	2017	2016	2018	2017	2016
Components of net periodic benefit cost
Service cost	$-	$-	$-	$-	$-	$-	$1,009	$941	$742
Interest cost	2,043	2,214	2,390	-	9	18	720	732	740
Expected return on plan assets	(3,169)	(2,707)	(2,649)	-	-	-	-	-	-
Amortization of prior service cost/(benefit)	-	-	-	-	57	57	(5)	(5)	(5)
Recognized actuarial loss	719	798	776	121	241	182	384	361	194
Net periodic benefit cost	$(407)	$305	$517	$121	$307	$257	$2,108	$2,029	$1,671

The estimated amounts that will be amortized from AOCI into net periodic benefit cost in 2019 are as follows:

	Pension Plans
	Domestic	International
Actuarial loss	$829	$476
Total	$829	$476

CAMBREX CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except share and per share data)

Major assumptions used in determining the benefit obligations are presented in the following table:

	2018	2017
Discount rate:
Domestic Pension Plan	4.20%	3.55%
International Pension Plan	2.30%	2.65%
Rate of compensation increase:
International Pension Plan	2.75%	2.70%

Major assumptions used in determining the net benefit cost are presented in the following table:

	2018	2017	2016
Discount rate:
Domestic Pension Plan	3.55%	3.95%	4.20%
SERP	-	1.55%	1.55%
International Pension Plan	2.65%	2.80%	3.35%
Expected return on plan assets:
Domestic Pension Plan	7.00%	7.00%	7.00%
Rate of compensation increase:
International Pension Plan	2.70%	2.65%	2.55%

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

The aggregate Accumulated Benefit Obligation (“ABO”) of $53,421 exceeds plan assets by $12,880 as of December 31, 2018 for the Domestic Pension Plan.  The aggregate ABO is $28,982 for the International Pension Plan as of December 31, 2018.  The International Pension Plan is unfunded.

The Company expects to contribute approximately $255 in cash to the Domestic Pension Plan in 2019.  The Company does not expect to contribute cash to its International Pension Plan in 2019.

The following benefit payments are expected to be paid out of the plans:

	Pension Plans
	Domestic	International
2019	$3,375	$827
2020	$3,449	$853
2021	$3,498	$840
2022	$3,533	$930
2023	$3,516	$977
2024-2028	$17,267	$4,962

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

The fair values of the Company’s pension plan assets by asset category are as follows:

		Fair Value Measurements at December 31, 2018 using:
Asset Category	Total	(Level 1)	(Level 2)	(Level 3)
Equity securities:
U.S. companies	$16,087	$-	$16,087	$-
International companies	8,873	-	8,873	-
U.S. fixed income	13,673	-	11,437	2,236
Commodities	1,908	-	1,908	-
	$40,541	$-	$38,305	$2,236

		Fair Value Measurements at December 31, 2017 using:
Asset Category	Total	(Level 1)	(Level 2)	(Level 3)
Equity securities:
U.S. companies	$18,581	$-	$18,581	$-
International companies	10,280	-	10,280	-
U.S. fixed income	15,543	-	13,329	2,214
Commodities	2,246	-	2,246	-
	$46,650	$-	$44,436	$2,214

The following table sets forth a summary of the changes in the fair value of the Domestic Plan’s Level 3 assets, which are annuity contracts with an insurance company, for the year ended December 31, 2018:

Group Annuity Contract
Balance at December 31, 2017	$2,214
Net investment gain	22
Balance at December 31, 2018	$2,236

Savings Plan

Cambrex makes available to all domestic employees a savings plan. Employee contributions are matched in part by Cambrex.  The cost of this plan amounted to $1,745, $1,491 and $1,294 in 2018, 2017 and 2016, respectively.

(19)	Segment Information

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

CAMBREX CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except share and per share data)

Including the Company’s acquisition of Halo Pharma on September 12, 2018, which represents the Finished Dosage Form (“FDF”) segment, Cambrex has six manufacturing facilities.

Operating segments are identified as components of an enterprise for which separate discrete financial information is available for evaluation by the chief operating decision maker (the Company’s Chief Executive Officer) in making decisions on how to allocate resources and assess performance. To be in alignment with the financial information received by the Chief Executive Officer and how the business is managed, the Company’s five operating segments were aggregated to form two reportable segments, Active Pharmaceutical Ingredients (“APIs”) and FDF.  All purchase accounting adjustments are recorded by the reporting segment.

API’s: The Company’s API segment is comprised of the custom development and manufacture of pharmaceutical ingredients derived from organic chemistry.  APIs are used in the production of prescription and over-the-counter drug products.

FDF:  The Company’s FDF segment consists of contract development and commercial manufacturing of finished dosage form products including oral solids, liquids and creams, and sterile and non-sterile ointments.

The Company’s Corporate headquarters provides management and administrative services to support the Company, and consists of certain aspects of the Company’s executive management, legal, compliance, human resources, information technology and finance departments. The Company allocates certain corporate expenses to each of its segments. Depreciation and amortization on certain assets are not allocated to the Company’s reportable segments.

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

The following table summarizes the Company’s financial information by reportable segment:

	2018	2017	2016
Gross sales by segment
APIs	$489,132	$525,936	$491,538
FDF	25,865	-	-
Total reported gross sales	514,997	525,936	491,538

Operating profit/(loss) by segment
APIs	130,721	168,330	148,073
FDF	(605)	-	-
Total segment operating profit	130,116	168,330	148,073
Corporate operating loss	(28,620)	(23,912)	(18,017)
Total reported operating profit	$101,496	$144,418	$130,056

CAMBREX CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except share and per share data)

The following summarized data represents the gross sales and long lived assets for the Company’s domestic and foreign entities for 2018, 2017 and 2016:

	Domestic	Foreign	Total
2018
Gross sales	$275,369	$239,628	$514,997
Long-lived assets	568,801	240,027	808,828
2017
Gross sales	$312,895	$213,041	$525,936
Long-lived assets	143,540	168,253	311,793
2016
Gross sales	$270,773	$220,765	$491,538
Long-lived assets	136,692	135,523	272,215

Export sales, included in domestic gross sales, in 2018, 2017 and 2016 amounted to $138,613, $195,193 and $182,215, respectively.

The following table reflects gross sales by geographic area:

	2018	2017	2016
Europe	$301,970	$327,309	$321,525
North America	183,022	170,490	138,328
Asia	17,101	17,625	17,996
Other	12,904	10,512	13,689
Total	$514,997	$525,936	$491,538

One customer from both the API and FDF segment, accounted for 24.8%, 35.1% and 36.9% of 2018, 2017 and 2016 consolidated gross sales, respectively. Substantially all of the sales to this customer are within the API segment.

(20)	Commitments

The Company has operating leases expiring on various dates through the year 2029.  The leases are primarily for the rental of office space.  At December 31, 2018, future minimum commitments under non-cancelable operating lease arrangements were as follows:

Year ended December 31:
2019	$1,004
2020	1,204
2021	1,126
2022	974
2023	937
2024 and thereafter	3,220
Total commitments	$8,465

Total operating lease expense was $1,835, $2,334 and $2,044 for the years ended December 31, 2018, 2017 and 2016, respectively.

The Company is party to several unconditional purchase obligations resulting from contracts that contain legally binding provisions with respect to quantities, pricing and timing of purchases.  The Company’s purchase obligations

CAMBREX CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except share and per share data)

includes commitments to purchase utilities.  At December 31, 2018, future commitments under these obligations were as follows:

Year ended December 31:
2019	$8,777
2020	256
2021	27
2022	7
2023	-
Total commitments	$9,067

(21)	Contingencies

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

CAMBREX CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except share and per share data)

In matters where the Company is able to reasonably estimate the probable and estimable costs associated with environmental proceedings, the Company accrues for the estimated costs associated with the study and remediation of applicable sites. At December 31, 2018, these reserves were $17,411, of which $16,599 is included in “Other non-current liabilities” on the Company’s balance sheet. At December 31, 2017, the reserves were $17,511, of which $16,976 is included in “Other non-current liabilities” on the Company’s balance sheet. The increase in the reserves includes adjustments to reserves of $1,055, partially offset by payments of $1,155. The reserves are adjusted periodically as remediation efforts progress or as additional technical, regulatory or legal information becomes available.  Given the uncertainties regarding the outcome of investigative and study activities, the status of laws, regulations, enforcement, policies, the impact of other PRPs, technology and information related to individual sites, the Company does not believe it is possible to currently develop an estimate of the range of reasonably possible environmental loss in excess of its reserves.

Bayonne

As a result of the sale of a Bayonne, New Jersey facility, the Company became obligated to investigate site conditions and conduct required remediation under the New Jersey Industrial Site Recovery Act.  The Company is completing an investigation and sampling plan at the property pursuant to the New Jersey Department of Environmental Protection’s (“NJDEP”) private oversight program.  The results will be used to develop a proposed remedial action work plan for the site.  Among other things, the remedial plan is anticipated to set forth further details of the proposed cleanup, including the removal and/or encapsulation of certain impacted soils and implementation of engineering controls and deed restrictions. As of December 31, 2018, the Company’s reserve was $608.

Clifton and Carlstadt

The Company has implemented a sampling and pilot program in Clifton and Carlstadt, New Jersey pursuant to the NJDEP private oversight program.  The results of the sampling and pilot program to date have been used to develop an estimate of the Company's future liability for remediation costs, and the Company continues to move forward with the projects at each site in accordance with the established schedules and work plans.  As of December 31, 2018, the Company’s reserve was $1,827.

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

CAMBREX CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except share and per share data)

In September 2018, USEPA issued its Record of Decision (“ROD”) for an interim remedy at Berry’s Creek.  The interim remedy calls for, among other things, dredging and capping of contaminated sediments.  The next step in the process is to design the remedy (“Remedial Design”).  USEPA issued a letter to the Berry’s Creek PRP Group in September 2018 that provided notice of potential liability and a request that the PRP Group agree to perform the Remedial Design.  USEPA provided a draft settlement agreement and statement of work to implement the Remedial Design.  As a member of the Berry’s Creek PRP Group, the Company will participate in the PRP Group’s engagement with USEPA on Remedial Design, and is coordinating with PRP Group members and PRP Group common counsel accordingly.

The estimated costs for the interim remedy may be further developed and the Company’s accrual may change based upon revisions to cost estimates. As of December 31, 2018, the Company’s reserve was $9,647.  At this time it is not known when the costs for the complete remediation plan will be estimable, and as such, no accrual beyond the interim remedy has been recorded. The Company’s share has been preliminarily estimated by the PRP group at 2.4%. While the Company will defend its position that its share should be reduced from the current level, its share could be increased or decreased depending on the outcome of the final allocation process that will take place in future periods.

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

Maybrook Site

A subsidiary of Cambrex is named a PRP of a site in Hamptonburgh, New York by the USEPA in connection with the discharge, under appropriate permits, of wastewater at that site prior to Cambrex's acquisition in 1986.  The PRPs implemented soil remediation which was completed in 2012 pending approval by the USEPA.  The PRPs will continue implementing the ground water remediation at the site.  USEPA completed its 5-year review report in August 2018, and USEPA’s review of the site remedy is on-going.  It is unclear if such review, together with an agreed proposed modification to the USEPA Consent Decree, will result in any additional site work.  In November 2018, under a statewide initiative, the New York State Department of Environmental Conservation (“NYSDEC”) requested that the PRPs perform additional sampling for certain “emerging contaminants.”  NYSDEC approved the PRPs work plan in December 2018, and the sampling is anticipated to be performed during the first quarter of 2019.  As of December 31, 2018, the Company’s reserve was $329, to cover long-term ground water monitoring and related costs.

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

No final remedy for the site has been determined, which will follow further discussions with the NYSDEC.  The Company estimates the range for its share of the liability at the site to be between $2,000 and $7,000.  As of December 31, 2018, the Company’s reserve was $3,365.  At this time, the Company is unable to provide an estimate of the ultimate investigative and remedial costs to the Company for any final remedy selected by the NYSDEC.

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

Scientific Chemical Processing (“SCP”) Superfund Site

A subsidiary of Cambrex was named a PRP of the SCP Superfund site, located in Carlstadt, New Jersey, along with approximately 130 other PRPs.  The site is a former waste processing facility that accepted various waste for recovery and disposal including processing wastewater from this subsidiary.  The PRPs are in the process of implementing a final remedy at the site.  The SCP Superfund site has also been identified as a PRP in the Berry’s Creek Superfund site (see previous discussion). While the Company continues to dispute the methodology used by the PRP group to arrive at its interim allocation for cash contributions, the Company has paid the funding requests.  A final allocation of SCP Site costs (excluding Berry’s Creek costs) is expected to be finalized in 2019.  As of December 31, 2018, the Company’s reserve was $732, of which approximately $468 is expected to be covered by insurance.

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

Additionally, as permitted under Delaware law, the Company indemnifies its officers, directors and employees for certain events or occurrences while the officer, director or employee is, or was, serving at the Company’s request in such capacity. The term of the indemnification period is for the officer's, director's or employee’s lifetime. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has a director and officer insurance policy that covers a portion of any potential exposure.  The Company currently believes the estimated fair value of its indemnification agreements is not material based on currently available information, and as such, the Company had no liabilities recorded for these agreements as of December 31, 2018.

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

For all periods presented, financial results for discontinued operations relate to environmental investigation and remediation expenses for divested sites.  The following table is a reconciliation of the pre-tax loss from discontinued operations to the net loss from discontinued operations, as presented on the income statement:

	2018	2017	2016
Pre-tax loss from discontinued operations	$(971)	$(2,020)	$(8,777)
Income tax benefit	180	706	3,130
Loss from discontinued operations, net of tax	$(791)	$(1,314)	$(5,647)

As of December 31, 2018 and 2017, liabilities recorded on the Company’s balance sheet related to discontinued operations were $17,411 and $17,511, respectively.  At this time, we cannot reasonably estimate the period of time during which the involvement is expected to continue.  Net cash used in discontinued operations was $916, $1,440 and $516 for 2018, 2017, and 2016, respectively. Refer to Note 21 to the Company’s consolidated financial statements for further disclosures on the Company’s environmental contingencies.

(23)Subsequent Event

On January 2, 2019, the Company completed the acquisition of 100% of Avista Pharma Solutions, a contract development, manufacturing, and testing organization with sites located in Durham, NC, Longmont, CO, Agawam, MA and Edinburgh, Scotland, UK.  The purchase price of approximately $252,000 was funded with a combination of cash on hand and borrowings under a new senior secured credit facility, following a refinancing completed on the same day.  The amended and restated Credit Facility is a $800,000 five-year Syndicated Senior Credit Facility expiring January 2, 2024, comprising of a $600,000 Revolving Credit Facility and $200,000 Term Loan A.  The Company pays interest on the New Credit Facility at LIBOR plus 1.25% - 2.00% based upon certain financial measurements.  The New Credit Facility also includes financial covenants regarding interest coverage and leverage ratios.

CAMBREX CORPORATION AND SUBSIDIARIES

SELECTED QUARTERLY FINANCIAL AND SUPPLEMENTARY DATA - UNAUDITED

(in thousands, except per share data)

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
2018
Gross sales	$139,130	$147,214	$104,231	$124,422
Net revenues	141,097	152,046	104,618	134,332
Gross profit	50,855	64,792	32,725	48,316
Income from continuing operations (1)	24,249	40,852	26,815	1,293
Loss from discontinued operations (3)	(191)	(433)	(86)	(81)
Net income	24,058	40,419	26,729	1,212
Earnings per share of common stock: (4)
Basic	0.74	1.23	0.80	0.04
Diluted	0.72	1.21	0.79	0.04
Average shares:
Basic	32,894	33,085	33,406	33,577
Diluted	33,621	33,642	33,892	33,815

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
2017
Gross sales	$103,711	$134,487	$112,233	$175,505
Net revenues	105,006	134,554	112,619	182,277
Gross profit	46,875	57,559	46,943	78,926
Income from continuing operations (2)	21,115	25,124	17,276	40,249
(Loss)/income from discontinued operations (3)	(1,250)	(94)	20	10
Net income	19,865	25,030	17,296	40,259
Earnings per share of common stock: (4)
Basic	0.61	0.77	0.53	1.23
Diluted	0.60	0.75	0.52	1.20
Average shares:
Basic	32,454	32,629	32,749	32,810
Diluted	33,365	33,469	33,512	33,532

(1)

Income from continuing operations includes a benefit of approximately $11,400 in the third quarter of 2018 for the release of valuation allowance against state NOLs. A similar amount was recorded as an expense in the fourth quarter of 2018 as a valuation allowance against state NOLs for a change in enacted tax laws. The Company adopted ASC 606 – Revenue from Contracts with Customers on January 1, 2018 using the modified retrospective method which does not require comparative periods, reported under ASC 605, to be restated.

(2)	Income from continuing operations includes expense of $117 in the fourth quarter of 2017 as a result of the change in enacted tax rates in the U.S. and the toll tax.
(3)	Discontinued operations include charges and reimbursements for environmental remediation related to sites of divested businesses.
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

As required by SEC Rule 13a-15(b), the Company carried out an evaluation, under the supervision and with the participation of management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this Annual Report. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that as of December 31, 2018, the disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports filed or submitted under the Exchange Act are (i) recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we carried out an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2018 based on the Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO").  Our management, including the Chief Executive Officer and Chief Financial Officer, concluded that based on its assessment, the Company’s internal control over financial reporting was effective as of December 31, 2018.  Effectiveness of our internal control over financial reporting as of December 31, 2018 has been audited by BDO USA, LLP, an independent registered public accounting firm, as stated in their report which appears elsewhere herein.

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

Item 9B	Other Information.

None.

PART III

Item 10	Directors, Executive Officers and Corporate Governance.

Executive Officers of the Registrant

The following table lists the officers of the Company:

Name	Age	Office
Steven M. Klosk (i) (ii)	61	President, Chief Executive Officer
Shawn P. Cavanagh (i) (ii)	52	Executive Vice President and Chief Operating Officer
James G. Farrell (ii)	52	Vice President and Corporate Controller
Samantha M. Hanley (i) (ii)	41	Vice President, General Counsel, and Secretary
Gregory P. Sargen (i) (ii)	53	Chief Financial Officer and Executive Vice President, Corporate Development and Strategy
(i) Executive Officer	(ii) Corporate Officer

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

Mr. Cavanagh joined Cambrex in January 2011 and has served as Executive Vice President and Chief Operating Officer since that time.  From 2007 to 2009 Mr. Cavanagh was employed with Lonza, which purchased Cambrex Bioproducts, as President of Lonza Bioscience.   From 1999 to 2007, Mr. Cavanagh worked for Cambrex Bioproducts.  During that time, Mr. Cavanaugh held several positions of increasing responsibility including President of Cambrex Bioproducts.  Prior to joining Cambrex Bioproducts, Mr. Cavanagh held various management and engineering positions with FMC Corporation.

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

Mr. Sargen joined Cambrex in February 2003 and currently serves as Executive Vice President and Chief Financial Officer since September 2018 and Executive Vice President, Corporate Development and Strategy since January 2017. He previously served as Executive Vice President and Chief Financial Officer from January 2011 to January 2017, and Vice President and Chief Financial Officer since February 2007.  Mr. Sargen previously held the position of Vice President, Finance.  Previously, he was with Exp@nets, Inc. from 1999 through 2002, serving in the roles of Executive Vice President, Finance/Chief Financial Officer and Vice President/Corporate Controller.  From 1996 to 1998, he was with Fisher Scientific International’s Chemical Manufacturing Division, serving in the roles of Vice President, Finance and Controller.  Mr. Sargen has also held various positions in finance, accounting and audit with Merck & Company, Inc., Heat and Control, Inc., and Deloitte & Touche.  Mr. Sargen currently serves on the Board of Directors of Avid Bioservices, Inc., a publicly traded biologics contract development and manufacturing organization.

The remaining information required by this item will be included in the 2019 Proxy Statement and is incorporated herein by reference.

Item 11	Executive Compensation.

The remaining information required by this item will be included in the 2019 Proxy Statement and is incorporated herein by reference.

Item 12	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The remaining information required by this item will be included in the 2019 Proxy Statement and is incorporated herein by reference.

Item 13	Certain Relationships and Related Transactions and Director Independence.

The remaining information required by this item will be included in the 2019 Proxy Statement and is incorporated herein by reference.

Item 14	Principal Accountant Fees and Services.

The remaining information required by this item will be included in the 2019 Proxy Statement and is incorporated herein by reference.

PART IV

Item 15	Exhibits and Financial Statement Schedules.
(a)	1.The following consolidated financial statements of the Company are filed as part of this report:

2.	(i). The following schedule to the consolidated financial statements of the Company as filed herein and the Report of Independent Registered Public Accounting Firm are filed as part of this report.

Page Number
(in this report)
Schedule II – Valuation and Qualifying Accounts	87

All other schedules are omitted because they are not applicable or not required or because the required information is included in the consolidated financial statements of the Company or the notes thereto.

3.	The exhibits filed in this report are listed in the Exhibit Index on pages 88-90.
Item 16	Form 10-K Summary.

None.

SCHEDULE II

CAMBREX CORPORATION

VALUATION AND QUALIFYING ACCOUNTS

FOR THE YEARS ENDED DECEMBER 31, 2018, 2017 and 2016

(dollars in thousands)

Column A	Column B	Column C		Column D	Column E
		Additions
	Balance Beginning of Year	Charged/ (Credited) to Cost and Expenses	Charged/ (Credited) to Other Accounts	Deductions	Balance End of Year
Description
Year ended December 31, 2018:
Doubtful trade receivables and returns and allowances	$1,061	$106	$150	$650	$667
Deferred tax valuation allowance	11,824	476	(37)	-	12,263
Year ended December 31, 2017:
Doubtful trade receivables and returns and allowances	$341	$674	$69	$23	$1,061
Deferred tax valuation allowance	11,459	315	50	-	11,824
Year ended December 31, 2016:
Doubtful trade receivables and returns and allowances	$304	$61	$(24)	$-	$341
Deferred tax valuation allowance	9,863	1,673	(77)	-	11,459

EXHIBIT INDEX

Exhibit No.	Description

2.1

Purchase and Sale Agreement, dated July 20, 2018, by and among Cambrex Corporation, Halo Pharmaceutical, Inc., 8121117 Canada Inc., Halo Pharmaceutical Canada Inc., the sellers party thereto, SK Capital Partners, L.P., as seller’s representative, and SK Angel Holdings, L.P., as seller guarantor (F)

2.2

Agreement and Plan of Merger, dated November 19, 2018, by and among Cambrex Corporation, Avista Pharma Solutions, Inc., Aviator Merger Sub, Inc., Ampersand 2007 Limited Partnership and Ampersand 2011 Limited Partnership (A)

3.1	Amended and Restated Certificate of Incorporation of Cambrex Corporation (C)

3.2	Amended and Restated By Laws of Cambrex Corporation (D)

4.1	Form of Certificate for shares of Common Stock of Cambrex Corporation (E) (V)

10.1

Credit Agreement, dated January 2, 2019, by and among Cambrex Corporation, the subsidiary borrowers party thereto, the subsidiary guarantors party thereto, Wells Fargo Bank, National Association, as administrative agent, and the lenders party thereto from time to time (U)

10.2	Administrative Consent Order of the New Jersey Department of Environmental Protection to Cosan Chemical Corporation, dated September 16, 1985 (G) (V)

10.3

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

10.4	Gregory P. Sargen Offer of Employment Letter (I)

10.5	Employment Agreement, dated February 6, 2007, between Cambrex Corporation and Gregory P. Sargen (J)

10.6	Shawn P. Cavanagh Offer of Employment Letter (K)

10.7	Employment Agreement, dated January 17, 2011, between Cambrex Corporation and Shawn P. Cavanagh (L)

10.8	Cambrex Corporation Supplemental Retirement Plan (M)

10.9	Cambrex Corporation Executive Cash Incentive Plan (N)

10.10	Cambrex Corporation 2004 Incentive Plan (O)

10.11	Cambrex Corporation 2009 Long-Term Incentive Plan (as amended and restated, effective April 29, 2015) (P)

10.12	Form of Performance Share Agreement under 2009 Long-Term Incentive Plan (Q)

10.13	Form of Stock Option Agreement under 2009 Long-Term Incentive Plan (R)

10.14	Form of Restricted Stock Agreement under 2009 Long-Term Incentive Plan (A)

10.15	Cambrex Corporation 2012 Equity Incentive Plan for Non-Employee Directors (S)

10.16	Form of Stock Option Agreement under 2012 Equity Incentive Plan for Non-Employee Directors (T)

10.17	Form of Restricted Stock Unit Agreement under 2012 Equity Incentive Plan for Non-Employee Directors (A)

21.1	Subsidiaries of the Registrant (A)

23.1	Consent of BDO USA, LLP, independent registered public accounting firm (A)

31.1	Chief Executive Officer Certification pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended (A)

31.2	Chief Financial Officer Certification pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended (A)

32.1	Chief Executive officer and Chief Financial Officer Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (B)

101.INS	XBRL Instance Document (A)
101.SCH	XBRL Taxonomy Extension Schema (A)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase (A)
101.DEF	XBRL Taxonomy Extension Definition Linkbase (A)
101.LAB	XBRL Taxonomy Extension Label Linkbase (A)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase (A)

See legend on following page

Schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company will furnish copies of such schedules to the SEC upon its request; provided, however, that the Company may request confidential treatment pursuant to Rule 24b-2 of the Exchange Act for any schedule so furnished. The representations, warranties and covenants contained in the agreement were solely for the benefit of the parties thereto, and may be subject to limitations agreed upon by such parties, including being qualified by confidential disclosures made by each contracting party to the other. In addition, such representations, warranties and covenants (i) were intended as a way of allocating the risk between the parties to the agreement and not as statements of fact, and (ii) may apply standards of materiality in a way that is different from what may be viewed as material by stockholders of, or other investors in, the Company. Moreover, information concerning the subject matter of such representations and warranties may change after the date of the agreement, which subsequent information may or may not be fully reflected in the Company’s public disclosures. Accordingly, investors should not rely on such representations, warranties and covenants, which should be read only in conjunction with the other information in reports, statements and other filings that the Company makes with the SEC.

EXHIBIT INDEX

(A)	Filed herewith.

(B)	Furnished herewith.

(C)	Incorporated by reference to Exhibit 3.3 to the Registrant’s Current Report on Form 8-K, filed April 30, 2012.

(D)	Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed February 6, 2019.

(E)	Incorporated by reference to Exhibit 4(a) to the Registrant’s Registration Statement on Form S-1, Registration No. 03-316419. (V)

(F)	Incorporated by reference to Exhibit 2.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2018, filed August 2, 2018.

(G)	Incorporated by reference to Exhibit 10(Q) to the Registrant’s Registration Statement on Form S-1, Registration No. 03-316419. (V)

(H)	Incorporated by reference to Exhibit 10.10 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2007, filed August 7, 2007.

(I)	Incorporated by reference to Exhibit 10.19 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2015, filed February 9, 2016.

(J)	Incorporated by reference to Exhibit 10.25 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2006, filed March 15, 2007.

(K)	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed January 13, 2011.

(L)	Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed January 13, 2011.

(M)	Incorporated by reference to Exhibit 10.23 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1994, filed March 24, 1995.

(N)	Incorporated by reference to Exhibit 10.33 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2012, filed May 4, 2012.

(O)	Incorporated by reference to Exhibit 2 to the Registrant’s Definitive Proxy Statement for the 2004 Annual Meeting of Stockholders, filed March 22, 2004.

(P)	Incorporated by reference to Exhibit 4.3 to the Registrant’s Registration Statement on Form S-8, Registration No. 333-206045, filed August 3, 2015.

(Q)	Incorporated by reference to Exhibit 10.5 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2012, filed February 7, 2013.

(R)	Incorporated by reference to Exhibit 10.30 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2013, filed August 1, 2013.

(S)	Incorporated by reference to Exhibit 10.34 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2012, filed May 4, 2012.

(T)	Incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2013, filed May 3, 2013.

(U)	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed January 8, 2019.

(V)	Paper Exhibits.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CAMBREX CORPORATION

By	/s/ Gregory P. Sargen
Gregory P. Sargen

Chief Financial Officer and Executive Vice President, Corporate Development and Strategy

Date: February 13, 2019

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	Signature	Title	Date

/s/	STEVEN M. KLOSK	President and Chief Executive Officer,	February 13, 2019
	Steven M. Klosk	and Director

/s/	GREGORY P. SARGEN	Chief Financial Officer and Executive Vice	February 13, 2019
	Gregory P. Sargen	President, Corporate Development and
Strategy (Principal Financial Officer and Accounting Officer)

/s/	SHLOMO YANAI	Chairman of the Board of Directors	February 13, 2019
Shlomo Yanai

/s/	GREGORY B. BROWN	Director	February 13, 2019
Gregory B. Brown, M.D.

/s/	CLAES GLASSELL	Director	February 13, 2019
Claes Glassell

/s/	LOUIS J. GRABOWSKY	Director	February 13, 2019
Louis J. Grabowsky

/s/	BERNHARD HAMPL	Director	February 13, 2019
Bernhard Hampl, PhD

/s/	KATHRYN RUDIE HARRIGAN	Director	February 13, 2019
Kathryn Rudie Harrigan, PhD

/s/	ILAN KAUFTHAL	Director	February 13, 2019
Ilan Kaufthal