Form 10-Q
period 2019-03-31
CAMBREX CORP
filed 2019-05-02
CIK 820081

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended March 31, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐   No ☒

As of April 29, 2019, the registrant had 33,656,015 shares of common stock, $.10 par value per share, outstanding.

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $.10 par value	CBM	New York Stock Exchange

CAMBREX CORPORATION AND SUBSIDIARIES

Forward-Looking Statements

This document contains “forward-looking statements,” including statements or tables regarding expected performance.  These and other forward-looking statements may be identified by the fact that they use words such as “guidance,” “expects,” “anticipates,” “intends,” “estimates,” “believes” or similar expressions.  Any forward-looking statements contained herein are based on current plans and expectations and involve risks and uncertainties that could cause actual outcomes and results to differ materially from current expectations.  The factors described in Item 1A of Part I of the Company’s Annual Report on Form 10-K for the period ended December 31, 2018 captioned “Risk Factors,” or otherwise described in the Company’s filings with the Securities and Exchange Commission, provide examples of such risks and uncertainties that may cause the Company’s actual results to differ materially from the expectations the Company describes in its forward-looking statements, including, but not limited to, the possibility that the benefits from acquisitions (including Halo Pharma and Avista Pharma Solutions) may not be as anticipated, customer and product concentration, the Company’s ability to secure new customer contracts and renew existing contracts on favorable terms, significant declines in sales of products to the Company’s customers, pharmaceutical outsourcing trends, competitive pricing, product developments, market acceptance and adoption rate of customers’ products, government legislation and regulations (particularly environmental issues), tax rates, interest rates, technology, manufacturing and legal issues, including the outcome of outstanding litigation, environmental matters, changes in foreign exchange rates, uncollectible receivables, the timing and/or volume of orders or shipments and the Company’s ability to meet its production plan and customer delivery schedules, expected timing of completion of capacity expansions, our ability to successfully integrate acquired businesses, cancellations or delays in renewal of contracts, lack of suitable raw materials, the Company’s ability to receive regulatory approvals for its products, continued demand in the U.S. for late stage clinical products and the successful outcome of the Company’s investment in new products.

For further details and a discussion of these and other risks and uncertainties, investors are encouraged to review the Cambrex Annual Report on Form 10-K for the fiscal year ended December 31, 2018, including the Forward-Looking Statement sections therein, and other filings with the SEC.  The Company cautions investors and potential investors not to place undue reliance on the forward-looking statements contained in this Quarterly Report on Form 10-Q and to give careful consideration to the risks and uncertainties listed above and contained in the Company’s SEC filings.  The forward-looking statements in this Quarterly Report on Form 10-Q speak only as of the date of this document, and the Company undertakes no obligation to update or revise any of these statements.

Part I - FINANCIAL INFORMATION

Item 1.	Financial Statements

CAMBREX CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets

(in thousands, except share data)

	March 31,	December 31,
	2019	2018
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$67,539	$95,852
Trade receivables, net	79,098	146,330
Contract assets	76,069	33,490
Other receivables	10,957	5,198
Inventories, net	119,530	111,062
Prepaid expenses and other current assets	19,832	18,160
Total current assets	373,025	410,092
Property, plant and equipment, net	398,774	360,528
Right of use assets	37,260	-
Goodwill	407,512	261,095
Intangible assets, net	256,504	187,205
Other non-current assets	5,736	3,099
Deferred income taxes	9,979	1,409
Total assets	$1,488,790	$1,223,428

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$50,717	$47,012
Contract liabilities, current	15,227	11,713
Taxes payable	4,450	1,651
Operating lease liabilities, current	2,709	-
Current portion of long-term debt	10,000	-
Accrued expenses and other current liabilities	42,750	44,036
Total current liabilities	125,853	104,412
Contract liabilities, non-current	43,052	42,701
Long-term debt	487,500	300,000
Deferred income taxes	72,971	57,276
Operating lease liabilities, non-current	34,658	-
Accrued pension benefits	41,373	42,218
Other non-current liabilities	24,056	23,094
Total liabilities	829,463	569,701
Stockholders' equity:
Common stock, $.10 par value; authorized 100,000,000, issued 34,920,124 and 34,870,124 shares at respective dates	3,492	3,487
Additional paid-in capital	184,410	182,691
Retained earnings	548,872	538,463
Treasury stock, at cost, 1,264,109 and 1,264,109 shares at respective dates	(10,777)	(10,777)
Accumulated other comprehensive loss	(66,670)	(60,137)
Total stockholders' equity	659,327	653,727
Total liabilities and stockholders' equity	$1,488,790	$1,223,428

See accompanying notes to unaudited consolidated financial statements.

CAMBREX CORPORATION AND SUBSIDIARIES

Consolidated Income Statements

(unaudited – in thousands, except per share data)

	Three Months Ended
	March 31,
	2019	2018
Product sales	$124,245	$135,459
Service revenue	33,975	3,671
Gross sales	158,220	139,130
Commissions, allowances and rebates	287	209
Net sales	157,933	138,921
Other revenues, net	1,523	2,176
Net revenue	159,456	141,097
Cost of goods sold - product sales	78,805	86,583
Cost of goods sold - service revenue	25,768	3,659
Total cost of goods sold	104,573	90,242
Gross profit	54,883	50,855
Operating expenses:
Selling, general and administrative expenses	25,041	16,855
Research and development expenses	3,462	3,619
Acquisition and integration expenses	6,056	-
Total operating expenses	34,559	20,474
Operating profit	20,324	30,381
Other expenses/(income):
Interest expense, net	5,624	82
Unrealized loss on investment in equity securities	569	-
Other expenses, net	72	264
Income before income taxes	14,059	30,035
Provision for income taxes	3,532	5,786
Income from continuing operations	10,527	24,249
Loss from discontinued operations, net of tax	(118)	(191)
Net income	$10,409	$24,058
Basic earnings/(loss) per share of common stock:
Income from continuing operations	$0.31	$0.74
Loss from discontinued operations, net of tax	$(0.00)	$(0.01)
Net income	$0.31	$0.73
Diluted earnings/(loss) per share of common stock:
Income from continuing operations	$0.31	$0.72
Loss from discontinued operations, net of tax	$(0.00)	$(0.00)
Net income	$0.31	$0.72
Weighted average shares outstanding:
Basic	33,632	32,894
Effect of dilutive stock based compensation	119	727
Diluted	33,751	33,621

See accompanying notes to unaudited consolidated financial statements.

CAMBREX CORPORATION AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

(unaudited – in thousands)

	Three Months Ended
	March 31,
	2019	2018
Net income	$10,409	$24,058
Other comprehensive income/(loss):
Foreign currency translation adjustments	(4,778)	2,929
Interest rate swap, net of tax of $779 and $0 at respective dates	(1,996)	-
Pension plan amortization of net actuarial loss and prior service cost, net of tax of $82 and $108 at respective dates	241	295
Comprehensive income	$3,876	$27,282

See accompanying notes to unaudited consolidated financial statements.

CAMBREX CORPORATION AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity

(unaudited – in thousands, except share data)

	Common Stock
	Shares Issued	Par Value ($.10)	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
Balance at December 31, 2018	34,870,124	$3,487	$182,691	$538,463	$(10,777)	$(60,137)	$653,727
Net income				10,409			10,409
Other comprehensive loss						(6,533)	(6,533)
Exercise of stock options	4,000		65				65
Issuance of performance shares	46,000	5	(5)				-
Stock option expense			1,062				1,062
Restricted stock expense			96				96
Performance share expense			501				501
Balance at March 31, 2019	34,920,124	$3,492	$184,410	$548,872	$(10,777)	$(66,670)	$659,327

	Common Stock
	Shares Issued	Par Value ($.10)	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
Balance at December 31, 2017	34,270,975	$3,427	$165,979	$429,826	$(12,140)	$(42,228)	$544,864
Balance at January 1, 2018, as previously reported	34,270,975	3,427	165,979	429,826	(12,140)	(42,228)	544,864
Impact of change in accounting policy				16,219			16,219
Adjusted balance at January 1, 2018	34,270,975	$3,427	$165,979	$446,045	$(12,140)	$(42,228)	$561,083
Net income				24,058			24,058
Other comprehensive income						3,224	3,224
Exercise of stock options	112,669	11	2,711				2,722
Stock option expense			1,039				1,039
Restricted stock expense			6				6
Performance share expense			605				605
Balance at March 31, 2018	34,383,644	$3,438	$170,340	$470,103	$(12,140)	$(39,004)	$592,737

See accompanying notes to unaudited consolidated financial statements.

CAMBREX CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(unaudited – in thousands)

	Three Months Ended
	March 31,
	2019	2018
Cash flows from operating activities:
Net income	$10,409	$24,058
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	14,702	7,517
Non-cash deferred revenue	(2,543)	(808)
Increase in inventory reserve	2,314	2,481
Unrealized loss on investment in equity securities	569	-
Unrealized gain on foreign currency contracts	(562)	-
Stock based compensation	1,659	1,650
Deferred income tax provision	558	682
Other	1,022	(353)
Changes in assets and liabilities:
Trade receivables	75,527	22,157
Contract assets	(38,629)	(37,280)
Inventories	(12,596)	(58)
Prepaid expenses and other current assets	(6,390)	(1,241)
Accounts payable and other current liabilities	(1,297)	4,124
Contract liabilities, current	924	1,161
Other non-current assets and liabilities	(44)	388
Discontinued operations:
Non-current liabilities	152	265
Net cash used in discontinued operations	(217)	(292)
Net cash provided by operating activities	45,558	24,451
Cash flows from investing activities:
Capital expenditures	(19,237)	(23,791)
Acquisition of businesses, net of cash acquired	(248,467)	-
Net cash used in investing activities	(267,704)	(23,791)
Cash flows from financing activities:
Borrowings	220,000	-
Repayments	(22,500)	-
Debt issuance costs	(2,836)	-
Principal payments under finance lease obligations	(276)	-
Proceeds from stock options exercised	65	2,722
Net cash provided by financing activities	194,453	2,722
Effect of exchange rate changes on cash and cash equivalents	(620)	902
Net (decrease)/increase in cash and cash equivalents	(28,313)	4,284
Cash and cash equivalents at beginning of period	95,852	183,284
Cash and cash equivalents at end of period	$67,539	$187,568

See accompanying notes to unaudited consolidated financial statements.

CAMBREX CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(in thousands, except share data)

(Unaudited)

(1)	Basis of Presentation

Unless otherwise indicated by the context, "Cambrex" or the "Company" means Cambrex Corporation and subsidiaries.

On September 12, 2018 the Company acquired Halo Pharma (“Halo”) and on January 2, 2019 the Company acquired Avista Pharma Solutions (“Avista”).  The results of Halo and Avista have been included in the consolidated results since their respective acquisition dates.  Due to the acquisitions and to be consistent with how the business is managed, the Company now reports its results in three segments, Drug Substance (“DS”), Drug Product (“DP”) and Early Stage Development and Testing (“ESDT”).  See Note 4 for additional information on the acquisitions and Note 15 for additional segment information.

The accompanying unaudited consolidated financial statements have been prepared from the records of the Company.  In the opinion of management, the financial statements include all adjustments, which are of a normal and recurring nature, except as otherwise described herein, and are necessary for a fair statement of financial position and results of operations in conformity with U.S. generally accepted accounting principles (“GAAP”).  These interim financial statements should be read in conjunction with the financial statements for the year ended December 31, 2018.

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
(2)	Impact of Recently Issued Accounting Pronouncements

The following accounting pronouncements became effective for the Company January 1, 2019:

Leases

In February 2016, the FASB issued ASU 2016-02 which requires lessees to recognize right of use assets and lease liabilities on the balance sheet for all leases with terms greater than twelve months.  Several updates were issued in 2018 and 2019 that provide clarification on a number of specific issues and reporting requirements. This standard became effective for the Company on January 1, 2019.  As a result of adopting this update, right of use assets of $37,984 and operating lease liabilities of a similar amount were recorded on the balance sheet for identified operating leases. See Note 11.

Improvements to Nonemployee Share-Based Payment Accounting

In June 2018, the FASB issued ASU 2018-07 which aligns the accounting for share-based payment awards issued to nonemployees with those issued to employees.  Under the new guidance, the nonemployee awards will be measured on the grant date and compensation costs will be recognized when achievement of the performance condition is probable. The update became effective on January 1, 2019 and did not have a material impact on the Company’s consolidated financial statements.

CAMBREX CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(in thousands, except share data)

(Unaudited)

Targeted Improvements to Accounting for Hedging Activities

In August 2017, the FASB issued ASU 2017-12 which improves the financial reporting of hedging relationships to better portray the economic results of an entity’s risk management activities in its financial statements. The standard also makes certain targeted improvements to simplify the application of the hedge accounting guidance. The update became effective on January 1, 2019 and did not have a material impact on the Company’s consolidated financial statements.

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

In accordance with ASC 606, the Company disaggregates its revenue from customers with contracts by revenue streams. The Company’s revenue streams are presented in the following table:

	Three Months Ended March 31,
	2019	2018
Single-use products	$62,265	$72,778
Multi-use products	61,980	62,681
Service revenue	33,975	3,671
Total gross sales	$158,220	$139,130

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

The following table details the significant changes in contract assets:

	2019	2018
Balance as of January 1,	$33,490	$51,896
Contract assets acquired	4,243	-
Revenue recognized from performance obligations satisfied	70,408	72,031
Transferred to trade receivables	(31,578)	(34,751)
Currency impact	(494)	(186)
Balance as of March 31,	$76,069	$88,990

The Company recognized in revenue $2,543 and $808, during the three months ended March 31, 2019 and 2018, respectively, for which the contract liability was recorded in a prior period.

(4)	Acquisitions

On January 2, 2019, the Company completed the acquisition of 100% of Avista Pharma Solutions (“Avista”), a contract development, manufacturing, and testing organization with sites located in Durham, NC, Longmont, CO, Agawam, MA and Edinburgh, Scotland U.K. The purchase price of $252,000 was funded with a combination of cash on hand and borrowings under the credit facility. See Note 8 for details on the amended and restated credit facility.

CAMBREX CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(in thousands, except share data)

(Unaudited)

Avista offers a broad suite of scientifically differentiated services ranging from early stage API and drug product development and cGMP manufacturing to stand-alone analytical, microbiology testing and solid state sciences.

The following table summarizes the estimated fair value of the assets acquired and liabilities assumed at the acquisition date. Cambrex is in the process of obtaining third-party valuations of certain tangible and intangible assets; thus the provisional measurements of property, plant and equipment, intangible assets, goodwill and deferred income taxes are subject to change.

January 2, 2019
Cash	$4,125
Trade receivables	6,786
Contract assets	4,243
Inventories	21
Other current assets	1,159
Property, plant and equipment	34,172
Right of use assets	31,497
Goodwill	148,481
Intangible assets (Customer relationships)	73,000
Other non-current assets	532
Total assets acquired	304,016
Operating lease liabilities, current	2,053
Other current liabilities	11,422
Operating lease liabilities, non-current	29,444
Other non-current liabilities	8,826
Total liabilities assumed	$51,745

Transaction costs have been recorded as “Acquisition and integration expenses” on the Company’s income statement and totaled $3,771 for the three months ended March 31, 2019. Other acquisition and integration related expenses of $2,285 for the three months ended March 31, 2019 have also been recorded to “Acquisition and integration expenses” on the Company’s income statement.

The consolidated income statement for the three months ending March 31, 2019 includes revenue from Avista of $17,172, and a net loss of $1,740. These results include integration costs of $1,206, primarily consisting of a one-time charge for severance.

On September 12, 2018, the Company completed the acquisition of 100% of Halo Pharma, a finished dosage form contract development and manufacturing organization. During the three months ended March 31, 2019, the opening balance sheet was adjusted to reflect a change in the valuation of property, plant and equipment resulting in a decrease in goodwill of $1,940.

CAMBREX CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(in thousands, except share data)

(Unaudited)

(5)	Net Inventories

Inventories are stated at the lower of cost and net realizable value.  Cost is determined on a first-in, first-out basis.

Net inventories consist of the following:

	March 31, 2019	December 31, 2018
Finished goods	$26,349	$30,904
Work in process	37,262	27,513
Raw materials	47,998	44,705
Supplies	7,921	7,940
Total	$119,530	$111,062

(6)	Goodwill and Intangible Assets

The changes in the carrying amount of goodwill for the three months ended March 31, 2019 are as follows:

Balance as of December 31, 2018	$261,095
Acquisition of business (see Note 4)	146,541
Translation effect	(124)
Balance as of March 31, 2019	$407,512

As of March 31, 2019, goodwill of $217,130 relates to the DP segment and $157,527 relates to the ESDT segment. The remaining goodwill relates to the DS segment.

Acquired intangible assets, which are amortized, consist of the following:

		As of March 31, 2019
	Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Internal-use software	3 - 7 years	$7,553	$(3,194)	$4,359
Technology-based intangibles	20 years	3,415	(1,536)	1,879
Customer-related intangibles	10 - 15 years	260,229	(9,963)	250,266
		$271,197	$(14,693)	$256,504

		As of December 31, 2018
	Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Internal-use software	3 - 7 years	$7,026	$(2,912)	$4,114
Technology-based intangibles	20 years	3,481	(1,523)	1,958
Customer-related intangibles	10 - 15 years	186,698	(5,565)	181,133
		$197,205	$(10,000)	$187,205

CAMBREX CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(in thousands, except share data)

(Unaudited)

The change in the gross carrying amount in 2019 is mainly due to the recognition of customer-related intangibles of $73,000 from the acquisition of Avista in January 2019, the impact of foreign currency translation and additions to internal-use software.

Amortization expense was $4,730 and $513 for the three months ended March 31, 2019 and 2018, respectively.  This includes amortization expense of $2,996 related to the acquisition of Halo and $1,217 related to the acquisition of Avista.

Amortization expense related to intangible assets is expected to be approximately $18,911 for 2019, $18,894 for 2020, $18,888 for 2021, $18,449 for 2022, and $17,835 for 2023.
(7)	Income Taxes

Income tax expense from continuing operations for the three months ended March 31, 2019 and 2018 was $3,532 and $5,786, respectively. The effective tax rate for the three months ended March 31, 2019 and 2018 was 25.1% and 19.3%, respectively. Income tax expense for the three months ended March 31, 2018 would have been 19.8% excluding the impact of certain effects of share-based compensation. The increase in the tax rate for 2019 as compared to 2018 is primarily due to state tax reform and the Company’s expanded state presence due to the Halo and Avista acquisitions, and the geographic mix of income.
(8)	Long-term Debt

On January 2, 2019, the Company amended and restated its Credit Facility by entering into an $800,000 five-year Syndicated Senior Credit Facility (“Credit Facility”), comprising of a $600,000 Revolving Credit Facility and $200,000 Term Loan A. The Company is required to make minimum quarterly principal payments on the Term Loan A of $2,500 through December 2020, $3,750 through December 2022 and $5,000 through December 2023. The remainder of the principal is due on January 2, 2024.  The Company pays interest on the Credit Facility at LIBOR plus 1.25% - 2.00% based upon certain financial measurements.  The Credit Facility also includes financial covenants regarding interest coverage and leverage ratios.  The Company was in compliance with all financial covenants at March 31, 2019 and December 31, 2018.  As of March 31, 2019, there was $497,500 outstanding on the Credit Facility, of which $10,000 was recorded as current in the consolidated balance sheet. As of December 31, 2018, there was $300,000 outstanding on the Credit Facility. The 2019 weighted average interest rate for long-term bank debt was 4.3%.
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

None of the foreign currency forward contracts entered into during the three months ended March 31, 2019 and 2018 were designated for hedge accounting treatment.  The notional amounts of the Company’s outstanding foreign exchange forward contracts were $55,765 and $35,734 at March 31, 2019 and December 31, 2018, respectively.  The Company does not hold or purchase any foreign currency forward contracts for trading or speculative purposes and no contractual term is greater than twelve months.

The fair value of the Company’s foreign exchange forward contracts outstanding was a gain of $562 and a loss of $430 at March 31, 2019 and December 31, 2018, respectively.  Losses are reflected under the caption “Accrued expenses and other current liabilities” and gains are reflected under the caption “Prepaid expenses and other current assets” on the Company’s balance sheet and “Other revenues, net” on the Company’s income statement.

Interest Rate Swap

The Company entered into an interest rate swap in February 2019 to reduce the impact of changes in interest rates on its floating rate debt through February 2023.  The swap is a contract to exchange floating rate for fixed interest payments periodically over the life of the agreement without the exchange of the underlying notional debt amount.

The swap contract outstanding at March 31, 2019 has been designated as a cash flow hedge and, accordingly, changes in the fair value of this derivative are not recorded in earnings but are recorded each period in AOCI and reclassified into earnings as interest expense in the same period during which the hedged transaction affects earnings.  The ineffective portion of the interest rate swap is recognized in earnings and has been immaterial to the Company's financial results.

As of March 31, 2019, the interest rate swap had a notional value of $200,000, at a fixed rate of 2.54%.  The fair value of this swap is based on quoted market prices and was in a loss position of $2,775 at March 31, 2019. The Company did not have an interest rate swap outstanding at December 31, 2018.  Losses are reflected in the Company’s balance sheet under the caption “Accrued expenses and other current liabilities.”

At March 31, 2019, the Company’s interest rate swap fixed 41% of the variable interest rate debt.  Holding all other variables constant, if the LIBOR portion of the weighted average interest rate in the variable debt increased by 100 basis points, the effect on the Company would have been higher interest expense of $2,875.

Assuming current market conditions continue, a loss of $307 is expected to be reclassed out of AOCI into earnings within the next twelve months.

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

CAMBREX CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(in thousands, except share data)

(Unaudited)

The following table provides the assets and liabilities carried at fair value, measured on a recurring basis, as of March 31, 2019 and December 31, 2018:

Fair Value - Level 2	March 31, 2019	December 31, 2018
Interest rate swap, liability	$(2,775)	$-
Foreign currency forwards, assets/(liabilities)	562	(430)
Investment in equity securities, asset	12,055	13,048
	$9,842	$12,618

The fair value of the interest rate swap is estimated based on the present value of the difference between expected cash flows calculated at the contracted interest rate and the expected cash flows at current market interest rates using observable benchmarks for the LIBOR forward rates at the end of the period. The Company’s credit risk and its counterparty’s credit risk is also evaluated to estimate fair value.

The Company’s foreign currency forward contracts are measured at fair value using observable market inputs such as forward rates, the Company’s credit risk and its counterparties’ credit risks. Based on the Company’s continued ability to enter into forward contracts, the Company considers the markets for its fair value instruments to be active.

As of the second quarter of 2018, the Company owns a 16.3% equity investment in a European company.  In accordance with ASC 825, the Company has elected to record this investment at fair value.  The Company selected an appropriate valuation methodology to compute a discount for the lack of marketability to be applied to the closing market price of the shares as of March 31, 2019. The fair value of the Company’s shares decreased to $12,055 during the three months ended March 31, 2019 resulting in an unrealized loss of $569 which was recorded as “Unrealized loss on investment in equity securities” on the income statement and “Prepaid expenses and other current assets” on the balance sheet.  Since the shares owned by the Company are substantially in excess of the daily trade volumes of the stock, it could be difficult to sell the shares in a timely manner when the restrictions lapse in the second quarter of 2019 and it is possible the ultimate value to be realized by the Company could be significantly less upon a sale of the securities.

The Company’s financial instruments also include cash and cash equivalents, accounts receivables and accounts payables.  The carrying amount of these instruments approximates fair value because of their short-term nature.
(11)	Leases

In February 2016 the FASB issued ASU 2016-02, Leases (“ASC 842”), which requires lessees to recognize right of use (“ROU”) assets and lease liabilities on the balance sheet for all leases with terms greater than twelve months. Lease obligations are measured at the present value of remaining lease payments and accounted for using the effective interest method. Leases will be classified as finance or operating, with classification affecting the pattern and expense recognition in the income statement.

The Company adopted the new lease standard on January 1, 2019 by applying the new transition alternative. As such, the Company initially applied the new standard to all leases existing at the beginning of the period of adoption. Prior period financial results were not updated and the disclosures required under the new standard were not provided for dates and periods before January 1, 2019.

CAMBREX CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(in thousands, except share data)

(Unaudited)

The new standard provides a number of optional practical expedients in transition. The Company has elected the package of practical expedients permitted under the transition guidance within the new standard, that allows the Company (1) to not reassess whether any expired or existing contracts are or contain leases, (2) to not reassess the lease classification for any expired or existing leases, and (3) to not reassess initial direct costs for any existing leases. The Company has also elected, for its vehicle and equipment leases, the practical expedient that permits the ability to choose not to separate non-lease components from lease components and instead to account for each separate lease component and the non-lease components associated with that lease component as a single lease component.

Further, the Company has made an accounting policy election to keep leases with an initial term of twelve months or less off the balance sheet. This policy applies to all classes of the underlying assets. The Company will recognize those lease payments in the consolidated income statement over the lease term.

The determination of the incremental borrowing rate used to calculate the present value of the ROU assets and lease liabilities depends on whether an interest rate is specified in the lease or not. If the lease specifies a rate, that rate is used when calculating the present value of lease payments. If the rate is not readily determinable, which is generally the case for the Company, the Company’s incremental borrowing rate (“IBR”) as of the date of inception is used (for initial measurement, the IBR was determined as of the adoption date of the standard). The incremental borrowing rate is the estimated rate of interest that Cambrex would have to pay to borrow on a collateralized basis over a similar term and amount equal to the lease payments in a similar economic environment.

The Company’s leases that contain variable payments are not material.

Operating Leases:

The Company has operating leases expiring on various dates through the year 2032 with options to extend beyond this date. The leases are primarily for the rental of manufacturing, office and warehouse space in addition to vehicles, forklifts and equipment. The Company generally enters into operating leases when it doesn’t have the desire to own the asset.

The Company’s operating leases related to the rental of manufacturing, office and warehouse space often contain one or more options to extend the lease, typically for a period of three to five years each and based on the then prevailing market rental rate. The Company will generally exercise these options to extend the lease for its manufacturing space due to the significant costs to install and remove the manufacturing equipment should the Company decide to vacate the building. As such, the lease terms used in calculating the value of the ROU assets and lease liabilities for these types of leases will include the periods covered under any renewal options.

The Company’s equipment, vehicle and forklift leases may or may not contain an option to extend the lease but as a general rule, the Company doesn’t exercise these options because there are no associated costs to return the equipment and either purchase or lease new equipment. As a result, these extension options aren’t considered in the calculation of ROU assets and lease liabilities. If or when circumstances change and the Company becomes reasonably certain that it is going to exercise the extension option, the ROU asset and lease liability would be remeasured at that time.

For operating leases, the depreciation and interest expense components are combined and recognized evenly over the term of the lease as cost of goods sold and selling, general and administrative expense in the Company’s income statement.

CAMBREX CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(in thousands, except share data)

(Unaudited)

As of March 31, 2019, ROU assets related to operating leases were $37,260 and reflected in the Company’s balance sheet under the caption “Right of use assets.” As of March 31, 2019, short-term operating lease liabilities were $2,709 and reflected in the Company’s balance sheet under the caption “Operating lease liabilities, current” and long-term operating lease liabilities were $34,658 and reflected in the Company’s balance sheet under the caption “Operating lease liabilities, non-current.”

The Company’s largest leases are described below:

The Company leases its manufacturing and office facilities in Longmont, Colorado, where it provides services required to advance a new molecule to the clinic including process development, analytical development, API manufacturing, stability and packaging, labeling and shipping. This facility is part of the ESDT segment.  The lease expires in May 2025 and includes two five year extension options at prevailing market rates. Rent expense is recognized on a straight-line basis and is approximately $1,700 per year.

The Company leases its manufacturing and office facilities in Durham, North Carolina, where it performs analytical development & testing, process chemistry and API manufacturing and is part of the ESDT segment.  The lease expires in March 2023 and includes one five year extension option at prevailing market rates. Rent expense is recognized on a straight-line basis and is approximately $1,300 per year.

The Company leases office space in East Rutherford, New Jersey for its corporate headquarters. The lease expires in November 2029. This lease includes one five year extension option at prevailing market rates but at this time, the expiration date is too far in the future to be reasonably certain that the lease will be extended. Rent expense is recognized on a straight-line basis and is approximately $400 per year.

Finance leases:

The Company has finance leases expiring on various dates through the year 2023. The leases are primarily for the rental of manufacturing equipment. These leased assets are amortized on a straight-line basis and recorded as depreciation expense and the financing component is recorded as interest expense in the income statement resulting in higher expense in the earlier part of the lease term.

For finance leases, the depreciation expense is recognized evenly over the term of the lease as cost of goods sold and selling, general and administrative expense in the Company’s income statement. The interest expense component is recognized separately as interest expense in the Company’s income statement.

As of March 31, 2019, ROU assets related to finance leases were $3,617 and reflected in the Company’s balance sheet under the caption “Property, plant and equipment, net.” As of March 31, 2019, short-term finance lease liabilities were $1,077 and reflected in the Company’s balance sheet under the caption “Accrued expenses and other current liabilities” and long-term finance lease liabilities were $1,424 and reflected in the Company’s balance sheet under the caption “Other non-current liabilities.”

CAMBREX CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(in thousands, except share data)

(Unaudited)

The following table summarizes the lease activity for the three months ended March 31, 2019:

Three Months Ended March 31, 2019
Lease cost:
Operating lease cost	$1,186
Finance lease cost
Amortization of ROU assets	72
Interest on lease liabilities	47
Short-term lease cost	217
Total lease cost	1,522

Other Information:
Operating cash flows from operating leases	(1,067)
Operating cash flows from finance leases	(13)
Financing cash flows from finance leases	$(276)
Weighted-average remaining lease term - operating leases (yrs)	10.4
Weighted-average remaining lease term - finance leases (yrs)	3.0
Weighted-average discount rate - operating leases	4.2%
Weighted-average discount rate - finance leases	4.1%

The following table represents the Company’s undiscounted lease maturities over the next five years and beyond for its operating and finance leases. The undiscounted cash flows disclosed below represent full years for all periods presented.

Below is a reconciliation of the Company’s undiscounted cash flows to the operating and finance lease liabilities recognized in the consolidated balance sheet.

	Total Undiscounted Cash Flows
	Operating Leases	Finance Leases
2019	$4,769	$1,126
2020	5,114	1,033
2021	5,038	596
2022	4,966	201
2023	4,971	43
2024+	26,432	-
	51,290	2,999

Present values ("PV"):
Lease liabilities, current	2,709	1,077
Lease liabilities, non-current	34,658	1,424
Total PV of lease liabilities	37,367	2,501
Difference between undiscounted cash flows and discounted cash flows	$13,923	$498

CAMBREX CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(in thousands, except share data)

(Unaudited)

At December 31, 2018, the Company had operating leases expiring on various dates through the year 2029. The leases were primarily for the rental of office space. At December 31, 2018, future minimum commitments under non-cancelable operating lease arrangements were as follows:

Total Undiscounted Cash Flows
2019	$1,004
2020	1,204
2021	1,126
2022	974
2023	937
2024+	3,220
$8,465

The difference between 2018 and 2019 future undiscounted cash flows is mainly due to the acquisition of Avista on January 2, 2019. See Note 4 for additional information on this acquisition.
(12)	Accumulated Other Comprehensive Income/(Loss)

The following tables provide the changes in Accumulated other comprehensive income (“AOCI”) by component (pension, net of tax) for the three months ended March 31, 2019 and 2018:

	Foreign Currency Translation Adjustments	Interest Rate Swap	Pension Plans	Total
Balance as of December 31, 2018	$(27,736)	$-	$(32,401)	$(60,137)
Other comprehensive loss before reclassifications	(4,778)	(2,002)	-	(6,780)
Amounts reclassified from accumulated other comprehensive loss	-	6	241	247
Net current-period other comprehensive (loss)/income	(4,778)	(1,996)	241	(6,533)
Balance as of March 31, 2019	$(32,514)	$(1,996)	$(32,160)	$(66,670)

	Foreign Currency Translation Adjustments	Interest Rate Swap	Pension Plans	Total
Balance as of December 31, 2017	$(12,040)	$-	$(30,188)	$(42,228)
Other comprehensive income before reclassifications	2,929	-	-	2,929
Amounts reclassified from accumulated other comprehensive loss	-	-	295	295
Net current-period other comprehensive income	2,929	-	295	3,224
Balance as of March 31, 2018	$(9,111)	$-	$(29,893)	$(39,004)

CAMBREX CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(in thousands, except share data)

(Unaudited)

The following table provides the reclassifications from AOCI by component for the three months ended March 31, 2019 and 2018:

Details about AOCI Components	Three Months Ended March 31, 2019	Three Months Ended March 31, 2018
Losses on cash flow hedge:
Interest rate swap	$(6)	$-

Amortization of defined benefit pension items:
Actuarial losses	(323)	(404)
Prior service credit	-	1
Total before tax	(323)	(403)
Tax benefit	82	108
Net of tax	(241)	(295)
Total reclassification for the period	$(247)	$(295)

The Company recognizes all components of net periodic benefit cost except service costs in “Other expenses, net” in its income statement. Service costs are recognized in “Selling, general and administrative expenses” and “Cost of goods sold” in its income statement depending on the functional area of the underlying employees included in the plan. Interest rate swaps are recorded as “Interest expense, net” on the Company’s income statement.
(13)	Stock Based Compensation

The Company recognizes compensation costs for stock options awarded to employees based on their grant-date fair value.  The value of each stock option is estimated on the date of grant using the Black-Scholes option-pricing model.  The weighted-average fair value per share for the stock options granted to employees during the three months ended March 31, 2019 was $15.04. No stock options were granted during the three months ended March 31, 2018.

For the three months ended March 31, 2019 and 2018, the Company recorded $1,062 and $1,039, respectively, in “Selling, general and administrative expenses” for stock options. As of March 31, 2019, the total compensation cost related to unvested stock options not yet recognized was $9,685.  The cost will be amortized on a straight-line basis over the remaining weighted-average vesting period of 2.6 years.

CAMBREX CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(in thousands, except share data)

(Unaudited)

The following table is a summary of the Company’s stock options:

Options	Number of Shares	Weighted Average Exercise Price
Outstanding at December 31, 2018	1,051,623	$41.41
Granted	65,000	39.66
Exercised	(4,000)	16.25
Forfeited or expired	(6,150)	46.02
Outstanding at March 31, 2019	1,106,473	41.37
Exercisable at March 31, 2019	452,860	$34.39

The aggregate intrinsic values for all stock options exercised for the three months ended March 31, 2019 and 2018 were $89 and $3,274, respectively. The aggregate intrinsic values for all stock options outstanding and exercisable as of March 31, 2019 were $3,401 and $3,401, respectively.

The following table is a summary of the Company’s nonvested stock options, restricted stock and performance shares for which the requisite service period has not been rendered but that are expected to vest on the achievement of a performance condition:

	Nonvested
	Stock Options		Restricted Stock		Performance Shares
	Number of Shares	Weighted- Average Grant-Date Fair Value	Number of Shares	Weighted- Average Grant-Date Fair Value	Number of Shares	Weighted- Average Grant-Date Fair Value
Nonvested at December 31, 2018	601,513	$17.83	-	$-	152,000	$46.61
Granted	65,000	15.04	25,000	44.21	5,000	45.64
Vested during period	(7,000)	9.26	-	-	-	-
Forfeited	(5,900)	17.36	-	-	(5,750)	40.65
Nonvested at March 31, 2019	653,613	$17.65	25,000	$44.21	151,250	$46.80

The Company granted restricted stock units during the three months ended March 31, 2019 to certain executives which will vest over a two year period. For the three months ended March 31, 2019 and 2018, the Company recorded $96 and $6, respectively, in “Selling, general and administrative expenses” for restricted stock units. As of March 31, 2019, total compensation cost related to nonvested restricted stock not yet recognized was $1,009.  The cost will be amortized on a straight-line basis over the remaining weighted-average vesting period of 1.8 years.

The Company granted equity-settled performance shares (“PS”) to certain executives.  PS awards provide the recipient the right to receive a certain number of shares of the Company’s common stock in the future, which depends on the Company’s level of achievement of net revenue and EBITDA growth as compared to the net revenue and EBITDA growth of the members of a specified peer group of companies over a three year period.  For the three months ended March 31, 2019 and 2018, the Company recorded $501 and $605, respectively, in “Selling, general and administrative expenses” related to performance shares. As of March 31, 2019, total compensation cost related to nonvested performance shares not yet recognized was $3,815. The cost will be amortized on a straight-line basis over the remaining weighted-average vesting period of 1.5 years.

CAMBREX CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(in thousands, except share data)

(Unaudited)

(14)	Retirement Plans

The Company recognizes all components of net periodic benefit cost except service costs in “Other expenses, net” in its income statement.  Service costs are recognized in “Selling, general and administrative expenses” and “Cost of goods sold” in its income statement depending on the functional area of the underlying employees included in the plan.

Domestic Pension Plan

The components of net periodic benefit cost/(credit) for the Company’s domestic pension plan (which was frozen in 2007) for the three months ended March 31, 2019 and 2018 were as follows:

	Three Months Ended March 31,
	2019	2018
Components of net periodic benefit cost/(credit)
Interest cost	$543	$510
Expected return on plan assets	(682)	(792)
Recognized actuarial loss	207	179
Net periodic benefit cost/(credit)	$68	$(103)

International Pension Plan

The components of net periodic benefit cost for the Company’s international pension plan for the three months ended March 31, 2019 and 2018 were as follows:

	Three Months Ended March 31,
	2019	2018
Components of net periodic benefit cost
Service cost	$278	$270
Interest cost	167	194
Recognized actuarial loss	116	103
Amortization of prior service benefit	-	(1)
Net periodic benefit cost	$561	$566

(15)	Segment Information

Cambrex is a life sciences company that provides products and services that accelerate and improve the development and commercialization of new and generic therapeutics.  The Company primarily supplies its products and services worldwide to innovator and generic pharmaceutical companies.

Due to the acquisitions of Avista and Halo, and to be consistent with how the business is managed, the Company now reports its results in three reportable segments, Drug Substance (“DS”), Drug Product (“DP”) and Early Stage Development and Testing (“ESDT”). The DS segment is comprised of the legacy Cambrex API business excluding the High Point facility, which was moved to the ESDT segment. The DP segment includes the former Halo business. The ESDT segment includes the former Avista business, in addition to the High Point facility.

CAMBREX CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(in thousands, except share data)

(Unaudited)

DS (formerly API)

The Company’s DS segment is comprised of the custom development and manufacture of pharmaceutical ingredients derived from organic chemistry.  Products consist of APIs and pharmaceutical intermediates for use in the production of prescription and over-the-counter drug products.

DP (formerly FDF)

The Company’s DP segment consists of contract development and commercial manufacturing of finished dosage form products including oral solids, liquids and creams, and sterile and non-sterile ointments.

ESDT

The Company’s ESDT segment provides a combination of analytical testing, early stage process chemistry, formulation development, manufacturing, and solid state chemistry services.

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

The following table summarizes the Company’s financial information by reportable segment:

	Three Months Ended March 31,
	2019	2018
Net revenue by segment
DS	$112,060	$136,607
DP	24,484	-
ESDT	22,912	4,490
Total reported net revenue	159,456	141,097

Operating profit/(loss) by segment
DS	31,181	35,365
DP	(250)	-
ESDT	(2,517)	(399)
Total segment operating profit	28,414	34,966
Corporate operating loss	(8,090)	(4,585)
Total reported operating profit	$20,324	$30,381

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

In matters where the Company is able to reasonably estimate the probable and estimable costs associated with environmental proceedings, the Company accrues for the estimated costs associated with the study and remediation of applicable sites. At March 31, 2019, the reserves were $17,292, of which $16,505 is included in “Other non-current liabilities” on the Company’s balance sheet. At December 31, 2018, these reserves were $17,411, of which $16,599 is included in “Other non-current liabilities” on the Company’s balance sheet. The decrease in the reserves includes payments of $315 partially offset by adjustments to reserves of $196. The reserves are adjusted periodically as remediation efforts progress or as additional technical, regulatory or legal information becomes available.  Given the uncertainties regarding the outcome of investigative and study activities, the status of laws, regulations, enforcement, policies, the impact of other PRPs, technology and information related to individual sites, the Company does not believe it is possible to currently develop an estimate of the range of reasonably possible environmental loss in excess of its reserves.

CAMBREX CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(in thousands, except share data)

(Unaudited)

Bayonne

As a result of the sale of a Bayonne, New Jersey facility, the Company became obligated to investigate site conditions and conduct required remediation under the New Jersey Industrial Site Recovery Act.  The Company is completing an investigation and sampling plan at the property pursuant to the New Jersey Department of Environmental Protection’s (“NJDEP”) private oversight program.  The results will be used to develop a proposed remedial action work plan for the site.  Among other things, the remedial plan is anticipated to set forth further details of the proposed cleanup, including the removal and/or encapsulation of certain impacted soils and implementation of engineering controls and deed restrictions.  As of March 31, 2019, the Company’s reserve was $556.

Clifton and Carlstadt

The Company has implemented a sampling and pilot program in Clifton and Carlstadt, New Jersey pursuant to the NJDEP private oversight program.  The results of the sampling and pilot program to date have been used to develop an estimate of the Company's future liability for remediation costs, and the Company continues to move forward with the projects at each site in accordance with the established schedules and work plans.  As of March 31, 2019, the Company’s reserve was $1,754.

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

The estimated costs for the interim remedy may be further developed and the Company’s accrual may change based upon revisions to cost estimates. As of March 31, 2019, the Company’s reserve was $9,647.

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

Maybrook Site

A subsidiary of Cambrex is named a PRP of a site in Hamptonburgh, New York by the USEPA in connection with the discharge, under appropriate permits, of wastewater at that site prior to Cambrex's acquisition in 1986.  The PRPs implemented soil remediation which was completed in 2012 pending approval by the USEPA.  The PRPs will continue implementing the ground water remediation at the site.  USEPA completed its 5-year review report in August 2018, and USEPA’s review of the site remedy is on-going.  It is unclear if such review, together with an agreed proposed modification to the USEPA Consent Decree, will result in any additional site work.  In November 2018, under a statewide initiative, the New York State Department of Environmental Conservation (“NYSDEC”) requested that the PRPs perform additional sampling for certain “emerging contaminants.”  NYSDEC approved the PRPs work plan in December 2018, and the sampling is anticipated to be performed during the second quarter of 2019.  As of March 31, 2019, the Company’s reserve was $365, to cover long-term ground water monitoring and related costs.

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

CAMBREX CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(in thousands, except share data)

(Unaudited)

Site clean-up work under the 1997 ROD, the Consent Decree and the 2013 stipulation is ongoing and is being jointly performed by Pfizer and the Company, with NYSDEC oversight.  Since 2014, Pfizer and the Company have performed supplemental remedial investigation measures requested by the NYSDEC, and the findings have been submitted to NYSDEC in various reports, including a study evaluating the feasibility of certain remedial alternatives in August 2016.  By letter dated January 5, 2017, NYSDEC disapproved such feasibility study report and requested certain revisions to the report.  The Company and Pfizer engaged in further discussions with NYSDEC and have agreed to submit a revised version of the August 2016 feasibility study to address certain of NYSDEC’s requests.  In September 2017, the NYSDEC requested that Pfizer, the Company and the current owner of the Harriman Site, ELT Harriman LLC (“ELT”), conduct an investigation of additional constituents not addressed under the 1997 ROD based on the detection of those constituents at the Harriman Site and other properties in the area.  The parties have requested more information from the State of New York to evaluate the request, while also responding to NYSDEC that no further investigation was warranted. In April 2019, NYSDEC asked the parties to collect additional groundwater samples for such constituents, and discussions with the State related thereto are ongoing.

As it is too soon to determine whether the NYSDEC’s requests or the reports and remedial plans, when finalized, will result in any significant changes to the Company’s responsibilities, no change to the reserve has been made. ELT is conducting other investigation and remediation activities under a separate NYSDEC directive.

No final remedy for the site has been determined, which will follow further discussions with the NYSDEC.  The Company estimates the range for its share of the liability at the site to be between $2,000 and $7,000.  As of March 31, 2019, the Company’s reserve was $3,365.  At this time, the Company is unable to provide an estimate of the ultimate investigative and remedial costs to the Company for any final remedy selected by the NYSDEC.

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

Scientific Chemical Processing (“SCP”) Superfund Site

A subsidiary of Cambrex was named a PRP of the SCP Superfund site, located in Carlstadt, New Jersey, along with approximately 130 other PRPs.  The site is a former waste processing facility that accepted various waste for recovery and disposal including processing wastewater from this subsidiary.  The PRPs are in the process of implementing a final remedy at the site.  The SCP Superfund site has also been identified as a PRP in the Berry’s Creek Superfund site (see previous discussion). While the Company continues to dispute the methodology used by the PRP group to arrive at its interim allocation for cash contributions, the Company has paid the funding requests.  A final allocation of SCP Site costs (excluding Berry’s Creek costs) is expected to be finalized in 2019.  As of March 31, 2019, the Company’s reserve was $732, of which approximately $468 is expected to be covered by insurance.

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

(17)	Discontinued Operations

For all periods presented, financial results for discontinued operations relate to environmental investigation and remediation expenses for divested sites. The following table is a reconciliation of the pre-tax loss on discontinued operations to the net loss on discontinued operations, as presented on the income statement:

	Three Months Ended March 31,
	2019	2018
Loss from discontinued operations, pre-tax	$(152)	$(237)
Income tax benefit	34	46
Loss from discontinued operations, net of tax	$(118)	$(191)

As of March 31, 2019 and December 31, 2018, liabilities recorded on the Company’s balance sheet related to discontinued operations were $17,292 and $17,411, respectively.  At this time, the Company cannot reasonably estimate the period of time during which the involvement is expected to continue.  Net cash used in discontinued operations for the three months ended March 31, 2019 and 2018 were $217 and $292, respectively.  Refer to Note 16 to the Company’s consolidated financial statements for further disclosures on the Company’s environmental contingencies.

CAMBREX CORPORATION AND SUBSIDIARIES

(in thousands, except share data)

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

Executive Overview

In January 2019, the Company purchased Avista Pharma Solutions (“Avista”), an early clinical phase contract development, manufacturing and testing organization. In September 2018, the Company completed the acquisition of Halo Pharma (“Halo”) for approximately $425,000. As a result, and consistent with how the business is managed, the Company has three reportable segments, Drug Substance (“DS”), Drug Product (“DP”) and Early Stage Development & Testing (“ESDT”).

The following summarizes the Company’s performance for the first quarter of 2019:

•	The Company acquired Avista on January 2, 2019 for approximately $252,000.
•	Net revenue increased 13.0% on a reported basis compared to the first quarter of 2018. Net revenue, excluding currency impact, increased 16.5%.
•	Gross margins decreased to 34.4% from 36.0% in the first quarter of 2018.
•	Net debt was $429,961 compared to $204,148 at December 31, 2018. The change is primarily the result of acquiring Avista, partially offset by positive cash flows from operations.

Results of Operations

Comparison of First Quarter 2019 versus First Quarter 2018

Net revenue in the first quarter of 2019 of $159,456 was $18,359 or 13.0% higher than the first quarter of 2018. Excluding a 3.5% unfavorable impact of foreign exchange compared to the first quarter of 2018, net revenue increased 16.5% primarily due to the acquisitions of Halo and Avista, partially offset by lower volumes within the DS segment.

The following table reflects net revenue by geographic area for the first quarters of 2019 and 2018:

	First quarter
	2019	2018
Europe	$61,335	$86,739
North America	86,693	47,673
Asia	6,057	4,670
Other	5,371	2,015
Total net revenue	$159,456	$141,097

Gross margins in the first quarter of 2019 decreased to 34.4% from 36.0% in the first quarter of 2018.  Gross profit in the first quarter of 2019 was $54,883 compared to $50,855 in the same period last year.  Margins increased in the DS segment as discussed below.

Drug Substance

Net revenue in the first quarter of 2019 of $112,060 was $24,547 or 18.0% lower than the first quarter of 2018. Excluding a 3.7% unfavorable impact of foreign exchange compared to the first quarter of 2018, net revenue decreased 14.3% primarily due to lower volumes of certain branded APIs, primarily our largest product, partially offset by higher sales of clinical phase products and generic APIs. Controlled substances were flat compared to the first quarter of 2018.

Gross margins in the first quarter of 2019 increased to 38.7% from 36.6% in the first quarter of 2018.  Gross profit in the first quarter of 2019 was $43,364 compared to $49,959 in the same period last year.  The increase in margins was primarily driven by a favorable impact from foreign currency, favorable product mix related to generic APIs and lower inventory charges due to batch failures in 2018 partially offset by lower production volumes.

Selling, general and administrative (“SG&A”) expenses of $9,415 in the first quarter of 2019 decreased compared to $11,534 in the first quarter of 2018.  The decrease was mainly due to lower consulting costs associated with a 2018 operational excellence initiative (approximately $1,100) and the impact of foreign currency (approximately $600). SG&A, as a percentage of DS net revenue, was 8.4% in the first quarters of 2019 and 2018.

Research and development (“R&D”) expenses of $2,768 were 2.5% of DS net revenue in the first quarter of 2019, compared to $3,060 or 2.2% in the first quarter of 2018.  The decrease was primarily driven by the impact of foreign currency.

Operating profit in the first quarter of 2019 was $31,181 compared to $35,365 in the first quarter of 2018.  The decrease in operating profit was due to lower gross profit partially offset by lower operating expenses as described above.

Drug Product

Halo was purchased in September 2018 and comprises all of the DP segment.

Net revenue in the first quarter of 2019 was $24,484.

Gross margins in the first quarter of 2019 were 24.5%. Gross profit in the first quarter of 2019 was $5,997.

SG&A expenses were $6,168 in the first quarter of 2019 which includes amortization of purchased intangibles of $2,996. SG&A, as a percentage of DP net revenue, was 25.2%. R&D expenses were negligible.

DP had an operating loss in the first quarter of 2019 of $250.

Early Stage Development & Testing

The ESDT segment consists of Avista, which was purchased on January 2, 2019 and Cambrex’s High Point facility.

Net revenue in the first quarter of 2019 was $22,912 compared to $4,490 in the first quarter of 2018. The increase is primarily attributable to the acquisition of Avista.

Gross margins in the first quarter of 2019 were 24.1% compared to 20.0% in the first quarter of 2018. Gross profit in the first quarter of 2019 was $5,522 compared to $896 in the same period last year.

SG&A expenses were $6,517 in the first quarter of 2019 which includes amortization of purchased intangibles of $1,390. SG&A, as a percentage of ESDT net revenue, was 28.4%. R&D expenses were $316 in the first quarter of 2019.

ESDT had an operating loss in the first quarter of 2019 of $2,517 which includes integration expenses of $1,206. Operating loss for the first quarter of 2018 was $399.

Corporate

The Company’s Corporate headquarters provides management and administrative services to support the Company, and consists of certain aspects of the Company’s executive management, corporate relations, legal, compliance, human resources, and information technology and finance departments. The Company allocates certain corporate expenses to each of its segments. SG&A expenses of $2,941 in the first quarter of 2019 decreased compared to $4,026 in the first quarter of 2018.  The decrease was primarily due to lower due diligence costs and personnel related expenses. R&D expenses of $312 in the first quarter of 2019 decreased compared to $559 in the same quarter last year. The decrease is due to the timing of spending on the development of generic drug products.

All acquisition and integration costs related to the Halo and Avista acquisitions have been expensed and totaled $6,056 for the three months ended March 31, 2019, of which $1,206 is reflected in the ESDT segment. These costs have been recorded to “Acquisition and integration expenses” on the Company’s income statement.

The Company recorded an unrealized loss of $569 related to its investment in a European company. The loss was recorded as “Unrealized loss on investment in equity securities” on the Company’s income statement.  Since the shares owned by the Company are substantially in excess of the daily trade volumes of the stock, it could be difficult to sell the shares in a timely manner when the restrictions lapse in the second quarter of 2019 and it is possible the ultimate value to be realized by the Company could be significantly less upon a sale of the securities. The fair value of the Company’s share of the company was $12,055 at March 31, 2019. The Company has owned 16.3% of the European company since the second quarter of 2018.

Net interest expense was $5,624 in the first quarter of 2019 compared to $82 in the first quarter of 2018. The increase is due to interest expense on borrowings to fund the Halo and Avista acquisitions. There was $497,500 outstanding on the Credit Facility at March 31, 2019. The average interest rate on debt was 4.3% in the first quarter of 2019. The Company did not have any debt outstanding as of March 31, 2018.

Income tax expense from continuing operations for the three months ended March 31, 2019 and 2018 was $3,532 and $5,786, respectively. The effective tax rate for the three months ended March 31, 2019 and 2018 was 25.1% and 19.3%, respectively.  Income tax expense for the three months ended March 31, 2018 would have been 19.8% excluding the impact of immediate recognition of certain effects of share-based compensation. The increase in the tax rate for 2019 as compared to 2018 is primarily due to state tax reform and the Company’s expanded state presence due to the Halo and Avista acquisitions, and the geographic mix of income.

Income from continuing operations in the first quarter of 2019 was $10,527, or $0.31 per diluted share, versus $24,249, or $0.72 per diluted share, in the same period a year ago.

Liquidity and Capital Resources

During the first three months of 2019, cash provided by operations was $45,558 versus $24,451 in the same period a year ago.  This increase was primarily due to the timing of accounts receivable collections partially offset by increased inventory production. Contract assets represent unbilled revenue recognized.

Cash flows used in investing activities in the first three months of 2019 were $267,704 versus $23,791 in the same period a year ago. The 2019 cash flows include the acquisition of Avista for $248,145, a residual payment for the Halo acquisition for $322 and capital expenditures of $19,237. The 2018 cash flows represent capital expenditures.  Capital expenditures in the first three months of 2019 and 2018 primarily expanded the Company’s manufacturing capacity to support expected growth.

Cash flows provided by financing activities in the first three months of 2019 were $194,453 compared to $2,722 in the same period a year ago.  The 2019 cash flows include borrowings of $220,000 to fund the Avista acquisition partially offset by the pay down of debt of $22,500. The 2018 cash flows represent proceeds from stock options exercised.

The Company expects to spend approximately $60,000 to $70,000 on capital expenditures during 2019, excluding acquisitions.

On January 2, 2019, the Company amended and restated its Credit Facility by entering into an $800,000 five-year Syndicated Senior Credit Facility (“Credit Facility”), comprising of a $600,000 Revolving Credit Facility and $200,000 Term Loan A. The Company is required to make minimum quarterly principal payments on the Term Loan A of $2,500 through December 2020, $3,750 through December 2022 and $5,000 through December 2023. The remainder of the principal is due on January 2, 2024.  The Company pays interest on this Credit Facility at LIBOR plus 1.25% - 2.00% based upon certain financial measurements. The Credit Facility also includes financial covenants regarding interest coverage and leverage ratios. The Company was in compliance with all financial covenants at March 31, 2019 and December 31, 2018.

The Company believes that cash flows from operations, along with funds available from the revolving line of credit, will be adequate to meet the operational and debt servicing needs of the Company for the foreseeable future.

The Company’s forecasted cash flow from future operations may be adversely affected by various factors including, but not limited to, declines in customer demand, increased competition, the deterioration in general economic and business conditions, increased environmental remediation, interest rates, returns on assets within the Company’s domestic pension plans, tax payments, as well as other factors.  Our largest product (23.5%, or $120,989 of 2018 sales) is used by our customer to produce an anti-viral drug.  Our sales of this product declined significantly in 2018 and we expect sales of approximately $50,000 - $55,000 in 2019, and approximately $15,000 - $20,000 in 2020, the final year of the 5-year supply agreement.

As discussed more fully in Note 16 to the Consolidated Financial Statements, the Company continually receives additional information to develop estimates to record reserves for remediation activities at Berry’s Creek and other environmental sites. These matters, either individually or in the aggregate, could result in actual costs that are significantly higher than the Company’s current assessment and could have a material adverse effect on the Company's cash flows in future reporting periods. Based upon past experience, the Company believes that payments significantly in excess of current reserves, if required, would be made over an extended number of years.

See the “Risk Factors” section of the Company’s Annual Report on Form 10-K for the period ended December 31, 2018 for further explanation of factors that may negatively impact the Company’s cash flows.

Impact of Recent Accounting Pronouncements

The following accounting pronouncements became effective for the Company January 1, 2019:

Leases

In February 2016, the FASB issued ASU 2016-02 which requires lessees to recognize right of use assets and lease liabilities on the balance sheet for all leases with terms greater than twelve months.  Several updates were issued in 2018 and 2019 that provide clarification on a number of specific issues and reporting requirements. This standard became effective for the Company on January 1, 2019.  As a result of adopting this update, right of use assets of $37,984 and operating lease liabilities of a similar amount were recorded on the balance sheet for identified operating leases. See Note 11.

Improvements to Nonemployee Share-Based Payment Accounting

In June 2018, the FASB issued ASU 2018-07 which aligns the accounting for share-based payment awards issued to nonemployees with those issued to employees.  Under the new guidance, the nonemployee awards will be measured on the grant date and compensation costs will be recognized when achievement of the performance condition is probable. The update became effective on January 1, 2019 and did not have a material impact on the Company’s consolidated financial statements.

Targeted Improvements to Accounting for Hedging Activities

In August 2017, the FASB issued ASU 2017-12 which improves the financial reporting of hedging relationships to better portray the economic results of an entity’s risk management activities in its financial statements. The standard also makes certain targeted improvements to simplify the application of the hedge accounting guidance. The update became effective on January 1, 2019 and did not have a material impact on the Company’s consolidated financial statements.

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

There has been no significant change in the Company’s exposure to market risk during the first three months of 2019.  For a discussion of the Company’s exposure to market risk, refer to Part II, Item 7A, “Quantitative and Qualitative Disclosures about Market Risk,” contained in the Company’s Annual Report on Form 10-K for the period ended December 31, 2018.

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

See the discussion under Part I, Item 1, Note 16 to the Company’s Consolidated Financial Statements.

Item 1A.	Risk Factors

There have been no material changes to the Company’s risk factors and uncertainties during the first three months of 2019.  For a discussion of the Risk Factors, refer to Part I, Item 1A, “Risk Factors,” contained in the Company’s Annual Report on Form 10-K for the period ended December 31, 2018.

Item 6.	Exhibits

Exhibit 10.1

Credit Agreement, dated January 2, 2019, by and among the Company, the Subsidiary Borrowers party thereto, the Subsidiary Guarantors party thereto, Wells Fargo Bank, National Association, as administrative agent, and the lenders party thereto from time to time (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K , filed January 8, 2019)

Exhibit 31.1*	Section 302 Certification Statement of the Chief Executive Officer.

Exhibit 31.2*	Section 302 Certification Statement of the Chief Financial Officer.

Exhibit 32.1**	Section 906 Certification Statements of the Chief Executive Officer and Chief Financial Officer.

Exhibit 101.INS*	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

Exhibit 101.SCH*	XBRL Taxonomy Extension Schema Document

Exhibit 101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

Exhibit 101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

Exhibit 101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

Exhibit 101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith
**	Furnished herewith

Filed herewith as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets as of March 31, 2019 and December 31, 2018, (ii) Consolidated Income Statements for the three months ended March 31, 2019 and 2018, (iii) Consolidated Statements of Comprehensive Income for the three months ended March 31, 2019 and 2018, (iv) Consolidated Statements of Stockholders’ Equity for the three months ended March 31, 2019 and 2018, (v) Consolidated Statements of Cash Flows for the three months ended March 31, 2019 and 2018, and (vi) Notes to Consolidated Financial Statements.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CAMBREX CORPORATION

By	/s/Gregory P. Sargen
Gregory P. Sargen
Chief Financial Officer, Executive Vice President Corporate Development & Strategy

(On behalf of the Registrant and as the
Registrant's Principal Financial Officer)

Dated:  May 2, 2019