Form 10-Q
period 2019-06-30
CAMBREX CORP
filed 2019-08-07
CIK 820081

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended June 30, 2019

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

As of July 30, 2019, the registrant had 33,660,390 shares of common stock, $.10 par value per share, outstanding.

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

Part I - FINANCIAL INFORMATION

Item 1.	Financial Statements

CAMBREX CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets

(in thousands, except share data)

	June 30,	December 31,
	2019	2018
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$59,383	$95,852
Trade receivables, net	104,304	146,330
Contract assets	96,722	33,490
Other receivables	13,029	5,198
Inventories, net	109,586	111,062
Prepaid expenses and other current assets	17,788	18,160
Total current assets	400,812	410,092
Property, plant and equipment, net	402,202	360,528
Right of use assets	36,474	-
Goodwill	408,013	261,095
Intangible assets, net	252,742	187,205
Other non-current assets	5,535	3,099
Deferred income taxes	9,979	1,409
Total assets	$1,515,757	$1,223,428

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$38,847	$47,012
Contract liabilities, current	56,145	11,713
Taxes payable	6,909	1,651
Operating lease liabilities, current	2,937	-
Current portion of long-term debt	10,000	-
Accrued expenses and other current liabilities	49,315	44,036
Total current liabilities	164,153	104,412
Contract liabilities, non-current	4,724	42,701
Long-term debt	495,000	300,000
Deferred income taxes	76,715	57,276
Operating lease liabilities, non-current	33,840	-
Accrued pension benefits	41,305	42,218
Other non-current liabilities	23,435	23,094
Total liabilities	839,172	569,701
Stockholders' equity:
Common stock, $.10 par value; authorized 100,000,000, issued 34,924,499 and 34,870,124 shares at respective dates	3,492	3,487
Additional paid-in capital	186,078	182,691
Retained earnings	564,490	538,463
Treasury stock, at cost, 1,264,109 and 1,264,109 shares at respective dates	(10,777)	(10,777)
Accumulated other comprehensive loss	(66,698)	(60,137)
Total stockholders' equity	676,585	653,727
Total liabilities and stockholders' equity	$1,515,757	$1,223,428

See accompanying notes to unaudited consolidated financial statements.

CAMBREX CORPORATION AND SUBSIDIARIES

Consolidated Income Statements

(unaudited – in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Product sales	$145,273	$142,993	$269,518	$278,452
Service revenue	29,923	4,221	63,898	7,892
Gross sales	175,196	147,214	333,416	286,344
Commissions, allowances and rebates	331	192	618	401
Net sales	174,865	147,022	332,798	285,943
Other revenues, net	1,985	5,024	3,508	7,200
Net revenue	176,850	152,046	336,306	293,143
Cost of goods sold - product sales	89,719	83,557	168,524	170,140
Cost of goods sold - service revenue	24,303	3,697	50,071	7,356
Total cost of goods sold	114,022	87,254	218,595	177,496
Gross profit	62,828	64,792	117,711	115,647
Operating expenses:
Selling, general and administrative expenses	25,695	15,668	50,736	32,523
Research and development expenses	3,678	4,133	7,140	7,752
Acquisition and integration expenses	562	339	6,618	339
Total operating expenses	29,935	20,140	64,494	40,614
Operating profit	32,893	44,652	53,217	75,033
Other expenses/(income):
Interest expense, net	5,746	17	11,370	99
Unrealized loss/(gain) on investment in equity securities	3,235	(5,146)	3,804	(5,146)
Other expenses, net	353	181	425	445
Income before income taxes	23,559	49,600	37,618	79,635
Provision for income taxes	7,872	8,748	11,404	14,534
Income from continuing operations	15,687	40,852	26,214	65,101
Loss from discontinued operations, net of tax	(69)	(433)	(187)	(624)
Net income	$15,618	$40,419	$26,027	$64,477
Basic earnings/(loss) per share of common stock:
Income from continuing operations	$0.47	$1.23	$0.78	$1.97
Loss from discontinued operations, net of tax	$(0.00)	$(0.01)	$(0.01)	$(0.02)
Net income	$0.46	$1.22	$0.77	$1.95
Diluted earnings/(loss) per share of common stock:
Income from continuing operations	$0.46	$1.21	$0.78	$1.94
Loss from discontinued operations, net of tax	$(0.00)	$(0.01)	$(0.00)	$(0.02)
Net income	$0.46	$1.20	$0.77	$1.92
Weighted average shares outstanding:
Basic	33,657	33,085	33,645	32,990
Effect of dilutive stock based compensation	116	557	122	628
Diluted	33,773	33,642	33,767	33,618

See accompanying notes to unaudited consolidated financial statements.

CAMBREX CORPORATION AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

(unaudited – in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Net income	$15,618	$40,419	$26,027	$64,477
Other comprehensive income/(loss):
Foreign currency translation adjustments	2,432	(13,465)	(2,346)	(10,536)
Interest rate swap, net of tax of $1,053, $0, $1,832 and $0 at respective dates	(2,699)	-	(4,695)	-
Pension plan amortization of net actuarial loss and prior service cost, net of tax of $82, $69, $164 and $177 at respective dates	239	206	480	501
Comprehensive income	$15,590	$27,160	$19,466	$54,442

See accompanying notes to unaudited consolidated financial statements.

CAMBREX CORPORATION AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity

(unaudited – in thousands, except share data)

	Common Stock
	Shares Issued	Par Value ($.10)	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
Balance at March 31, 2019	34,920,124	$3,492	$184,410	$548,872	$(10,777)	$(66,670)	$659,327
Net income				15,618			15,618
Other comprehensive loss						(28)	(28)
Exercise of stock options	4,375		113				113
Stock option expense			1,255				1,255
Restricted stock expense			354				354
Performance share benefit			(54)				(54)
Balance at June 30, 2019	34,924,499	$3,492	$186,078	$564,490	$(10,777)	$(66,698)	$676,585

	Common Stock
	Shares Issued	Par Value ($.10)	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
Balance at March 31, 2018	34,383,644	$3,438	$170,340	$470,103	$(12,140)	$(39,004)	$592,737
Net income				40,419			40,419
Other comprehensive loss						(13,259)	(13,259)
Exercise of stock options	93,500	10	1,867				1,877
Vested restricted stock			(2)		2		-
Vested performance shares			(1,278)		1,278		-
Stock option expense			1,149				1,149
Restricted stock expense			177				177
Performance share expense			227				227
Balance at June 30, 2018	34,477,144	$3,448	$172,480	$510,522	$(10,860)	$(52,263)	$623,327

See accompanying notes to unaudited consolidated financial statements.

CAMBREX CORPORATION AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity (Continued)

(unaudited – in thousands, except share data)

	Common Stock
	Shares Issued	Par Value ($.10)	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
Balance at December 31, 2018	34,870,124	$3,487	$182,691	$538,463	$(10,777)	$(60,137)	$653,727
Net income				26,027			26,027
Other comprehensive loss						(6,561)	(6,561)
Exercise of stock options	8,375		178				178
Issuance of performance shares	46,000	5	(5)				-
Stock option expense			2,317				2,317
Restricted stock expense			450				450
Performance share expense			447				447
Balance at June 30, 2019	34,924,499	$3,492	$186,078	$564,490	$(10,777)	$(66,698)	$676,585

	Common Stock
	Shares Issued	Par Value ($.10)	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
Balance at December 31, 2017	34,270,975	$3,427	$165,979	$429,826	$(12,140)	$(42,228)	$544,864
Impact of change in accounting policy	-	-	-	16,219	-	-	16,219
Adjusted balance at January 1, 2018	34,270,975	$3,427	$165,979	$446,045	$(12,140)	$(42,228)	$561,083
Net income				64,477			64,477
Other comprehensive income						(10,035)	(10,035)
Exercise of stock options	206,169	21	4,578				4,599
Vested restricted stock			(2)		2		-
Vested performance shares			(1,278)		1,278		-
Stock option expense			2,188				2,188
Restricted stock expense			183				183
Performance share expense			832				832
Balance at June 30, 2018	34,477,144	$3,448	$172,480	$510,522	$(10,860)	$(52,263)	$623,327

See accompanying notes to unaudited consolidated financial statements.

CAMBREX CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(unaudited – in thousands)

	Six Months Ended June 30,
	2019	2018
Cash flows from operating activities:
Net income	$26,027	$64,477
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	28,980	15,019
Non-cash deferred revenue	(7,197)	(1,114)
Increase in inventory reserve	4,623	4,202
Unrealized loss/(gain) on investment in equity securities	3,804	(5,146)
Non-cash lease expense	2,377	-
Unrealized gain on foreign currency contracts	(259)	(1,724)
Stock based compensation	3,214	3,203
Deferred income tax provision	5,008	3,729
Other	843	(76)
Changes in assets and liabilities:
Trade receivables	51,069	(26,417)
Contract assets	(59,135)	(56,245)
Inventories	(4,562)	(1,033)
Prepaid expenses and other current assets	(3,332)	6,594
Accounts payable and other current liabilities	(9,797)	10,197
Contract liabilities, current	7,143	3,017
Operating lease liabilities	(2,062)	-
Other non-current assets and liabilities	(625)	(1,549)
Discontinued operations:
Non-current liabilities	270	799
Net cash used in discontinued operations	(462)	(431)
Net cash provided by operating activities	45,927	17,502
Cash flows from investing activities:
Capital expenditures	(35,088)	(32,733)
Acquisition of businesses, net of cash acquired	(248,468)	-
Net cash used in investing activities	(283,556)	(32,733)
Cash flows from financing activities:
Borrowings	230,000	-
Repayments	(25,000)	-
Debt issuance costs	(2,836)	-
Principal payments under finance lease obligations	(527)	-
Proceeds from stock options exercised	178	4,599
Net cash provided by financing activities	201,815	4,599
Effect of exchange rate changes on cash and cash equivalents	(655)	(1,304)
Net decrease in cash and cash equivalents	(36,469)	(11,936)
Cash and cash equivalents at beginning of period	95,852	183,284
Cash and cash equivalents at end of period	$59,383	$171,348

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
(2)	Impact of Recently Issued Accounting Pronouncements

The following accounting pronouncements became effective for the Company January 1, 2019:

Leases

In February 2016, the FASB issued ASU 2016-02 which requires lessees to recognize right of use assets and lease liabilities on the balance sheet for all leases with terms greater than twelve months.  Several updates were issued in 2018 and 2019 that provide clarification on a number of specific issues and reporting requirements. This standard became effective for the Company on January 1, 2019.  As a result of adopting this update, right of use assets of $37,903 and operating lease liabilities of a similar amount were recorded on the balance sheet for identified operating leases. See Note 11.

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

Simplifying the Test for Goodwill Impairment

In January 2017, the FASB issued ASU 2017-04 which simplifies the goodwill impairment test by eliminating Step 2 in the determination of whether goodwill should be considered impaired.  Instead, an impairment charge should equal the amount by which a reporting unit’s carrying amount exceeds its fair value, not to exceed the amount of goodwill allocated to the reporting unit.  The new standard is effective for fiscal years beginning after December 15, 2019, including interim periods within that reporting period.  The Company is currently evaluating the new guidance and does not expect it to have an impact on its consolidated financial statements.

CAMBREX CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(in thousands, except share data)

(Unaudited)

Measurement of Credit Losses on Financial Instruments

In June 2016, the FASB issued ASU No. 2016-13, which amends the impairment model by requiring entities to use a forward-looking approach based on expected losses rather than incurred losses to estimate credit losses on certain types of financial instruments, including trade receivables. This may result in the earlier recognition of allowances for losses. The ASU is effective for public entities for fiscal years beginning after December 15, 2019, with early adoption permitted. In November 2018, April 2019 and May 2019, the FASB issued ASU No. 2018-19, Codification Improvements to Topic 326, Financial Instruments-Credit Losses, ASU No. 2019-04, Codification Improvements to Topic 326, Financial Instruments-Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments and ASU No. 2019-05, Financial Instruments-Credit Losses (Topic 326): Targeted Transition Relief which provided additional implementation guidance on the previously issued ASU. Management has not yet completed its assessment of the impact of the new standard on the Company’s financial statements. Currently, the Company believes that the most notable impact of this ASU will relate to its processes around the assessment of the adequacy of its allowance for doubtful accounts on trade accounts receivable and the recognition of credit losses.

(3)	Revenue

The Company disaggregates its revenue from customers with contracts by revenue streams. The Company’s revenue streams are presented in the following table:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Single-use products	$82,823	$76,399	$145,088	$149,177
Multi-use products	62,450	66,594	124,430	129,275
Service revenue	29,923	4,221	63,898	7,892
Total gross sales	$175,196	$147,214	$333,416	$286,344

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

CAMBREX CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(in thousands, except share data)

(Unaudited)

Single-use products

In most single-use product sales, a quantity is ordered and manufactured according to the customer’s specifications and typically only one performance obligation is included. The Company also manufactures early phase product that can be included in a contract with services.  These services are distinct and separated from the product performance obligations and are shown as a service revenue stream.  The products are manufactured exclusively for a specific customer and have no alternative use.  Generally, under these customer agreements, the Company is entitled to consideration for progress to date that includes an element of profit margin. To the extent an agreement did not include an element of profit margin for progress to date, it would be recognized at a point in time.  Revenues that are recognized over time utilize a measure of progress toward satisfaction of the performance obligations. The Company measures progress using an input method which compares the cost of cumulative work in process to date to the most current estimates for the entire performance obligation. The raw materials are excluded from this measurement due to the high value and inclusion in the early stages of the project that would otherwise overstate progress to date.

Multi-use products

The Company’s multi-use product sales can be sold to multiple customers and have an alternative use. Both the transaction sales price and shipping terms are agreed upon in the contract. For these products, all revenue is recognized at a point in time, generally when title to products and risk of loss is transferred to the customer based upon shipping terms.  These arrangements typically include only one performance obligation.

Service revenue

The service revenue stream represents services provided to a customer to assist with early stages of the regulatory approval process. The customer owns the drug details and process. The Company works with its customers to develop, validate and document the production process in order to comply with the regulatory approval process. These custom development projects could have one or more performance obligations with no alternative use. The contracts are structured to ensure the Company is paid for in-process work, including a profit margin. Revenues related to this stream are recognized over time by allocating to each performance obligation the best estimate of the standalone selling price of each service. Standalone selling prices are generally based on the prices charged to customers or based on an expected cost-plus margin. The Company measures progress using an input method which compares the cumulative work in process to date to the most current estimates for the entire performance obligation.

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

The following table details the significant changes in contract assets:

	2019	2018
Balance as of January 1,	$33,490	$51,896
Contract assets acquired	4,243	-
Revenue recognized from performance obligations satisfied	155,225	145,820
Transferred to trade receivables	(95,848)	(89,551)
Currency impact	(388)	(1,082)
Balance as of June 30,	$96,722	$107,083

The Company recognized in revenue $7,197 and $1,114, during the six months ended June 30, 2019 and 2018, respectively, for which the contract liability was recorded in a prior period.

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

CAMBREX CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(in thousands, except share data)

(Unaudited)

The following table summarizes the estimated fair value of the assets acquired and liabilities assumed at the acquisition date. Cambrex is in the process of obtaining third-party valuations of certain tangible and intangible assets; therefore the provisional measurements of property, plant and equipment, intangible assets, goodwill and deferred income taxes are subject to change. Additionally, finalization of the working capital adjustment has not been completed.

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

Acquisition and integration expenses recorded on the Company’s income statement totaled $562 and $6,618 for the three and six months ended June 30, 2019, respectively. Acquisition and integration expenses were $339 for the three and six months ended June 30, 2018.

The consolidated income statement for the six months ending June 30, 2019 includes revenue from Avista of $35,274, and a net loss of $3,159. These results include integration costs of $1,248, primarily consisting of a one-time charge for severance.

On September 12, 2018, the Company completed the acquisition of 100% of Halo Pharma, a finished dosage form contract development and manufacturing organization.

(5)	Net Inventories

Inventories are stated at the lower of cost and net realizable value.  Cost is determined on a first-in, first-out basis.

CAMBREX CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(in thousands, except share data)

(Unaudited)

Net inventories consist of the following:

	June 30, 2019	December 31, 2018
Finished goods	$41,615	$30,904
Work in process	18,473	27,513
Raw materials	42,060	44,705
Supplies	7,438	7,940
Total	$109,586	$111,062

(6)	Goodwill and Intangible Assets

The changes in the carrying amount of goodwill for the six months ended June 30, 2019 are as follows:

Balance as of December 31, 2018	$261,095
Acquisition of business (see Note 4)	146,357
Translation effect	561
Balance as of June 30, 2019	$408,013

As of June 30, 2019, goodwill of $217,301 relates to the DP segment and $157,527 relates to the ESDT segment. The remaining goodwill relates to the DS segment.

Acquired intangible assets, which are amortized, consist of the following:

		As of June 30, 2019
	Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Internal-use software	3 - 7 years	$7,985	$(3,487)	$4,498
Technology-based intangibles	20 years	3,460	(1,600)	1,860
Customer-related intangibles	10 - 15 years	260,776	(14,392)	246,384
		$272,221	$(19,479)	$252,742

		As of December 31, 2018
	Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Internal-use software	3 - 7 years	$7,026	$(2,912)	$4,114
Technology-based intangibles	20 years	3,481	(1,523)	1,958
Customer-related intangibles	10 - 15 years	186,698	(5,565)	181,133
		$197,205	$(10,000)	$187,205

The change in the gross carrying amount in 2019 is mainly due to the recognition of customer-related intangibles of $73,000 from the acquisition of Avista in January 2019, the impact of foreign currency translation and additions to internal-use software.

CAMBREX CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(in thousands, except share data)

(Unaudited)

Amortization expense was $4,726 and $9,456 for the three and six months ended June 30, 2019, respectively.  Amortization expense for the three and six months ended June 30, 2019 includes $2,994 and $5,990, respectively, related to the acquisition of Halo and $1,216 and $2,433, respectively, related to the acquisition of Avista.  Amortization expense was $510 and $1,023 for the three and six months ended June 30, 2018, respectively.

Amortization expense related to intangible assets is expected to be approximately $18,919 for 2019, $18,903 for 2020, $18,897 for 2021, $18,458 for 2022, and $17,844 for 2023.
(7)	Income Taxes

Income tax expense from continuing operations for the three and six months ended June 30, 2019 was $7,872 and $11,404, respectively, compared to $8,748 and $14,534 for the three and six months ended June 30, 2018, respectively. The effective tax rate for the three and six months ended June 30, 2019 was 33.4% and 30.3%, respectively, compared to 17.6% and 18.3% for the three and six months ended June 30, 2018, respectively. The tax rate for the three and six months ended June 30, 2019 would have been 25.9% and 25.4%, respectively, excluding the impact of certain effects of share-based compensation, amortization of purchased intangibles, acquisition and integration expenses and unrealized loss on investment in equity securities. The increase in the tax rate for 2019 as compared to 2018 is primarily due to state tax reform and the Company’s expanded state presence due to the Halo and Avista acquisitions, and the geographic mix of income.
(8)	Long-term Debt

On January 2, 2019, the Company amended and restated its Credit Facility by entering into an $800,000 five-year Syndicated Senior Credit Facility (“Credit Facility”), comprising of a $600,000 Revolving Credit Facility and $200,000 Term Loan A. The Company is required to make minimum quarterly principal payments on the Term Loan A of $2,500 through December 2020, $3,750 through December 2022 and $5,000 through December 2023. The remainder of the principal is due on January 2, 2024.  The Company pays interest on the Credit Facility at LIBOR plus 1.25% - 2.00% based upon certain financial measurements.  The Credit Facility also includes financial covenants regarding interest coverage and leverage ratios.  The Company was in compliance with all financial covenants at June 30, 2019 and December 31, 2018.  As of June 30, 2019, there was $505,000 outstanding on the Credit Facility, of which $10,000 was recorded as current in the consolidated balance sheet. As of December 31, 2018, there was $300,000 outstanding on the Credit Facility. For the six months ended June 30, 2019, the weighted average interest rate for long-term bank debt was 4.3%.
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

None of the foreign currency forward contracts entered into during the six months ended June 30, 2019 and 2018 were designated for hedge accounting treatment.  The notional amounts of the Company’s outstanding foreign exchange forward contracts were $42,079 and $35,734 at June 30, 2019 and December 31, 2018, respectively.  The Company does not hold or purchase any foreign currency forward contracts for trading or speculative purposes and no contractual term is greater than twelve months.

The fair value of the Company’s foreign exchange forward contracts outstanding was a gain of $259 and a loss of $430 at June 30, 2019 and December 31, 2018, respectively.  Losses are reflected under the caption “Accrued expenses and other current liabilities” and gains are reflected under the caption “Prepaid expenses and other current assets” on the Company’s balance sheet and “Other revenues, net” on the Company’s income statement.

Interest Rate Swap

The Company entered into an interest rate swap in February 2019 to reduce the impact of changes in interest rates on its floating rate debt through February 2023.  The swap is a contract to exchange floating rate for fixed interest payments periodically over the life of the agreement without the exchange of the underlying notional debt amount.

The swap contract outstanding at June 30, 2019 has been designated as a cash flow hedge and, accordingly, changes in the fair value of this derivative are not recorded in earnings but are recorded each period in AOCI and reclassified into earnings as interest expense in the same period during which the hedged transaction affects earnings.  The ineffective portion of the interest rate swap is recognized in earnings and has been immaterial to the Company's financial results.

As of June 30, 2019, the interest rate swap had a notional value of $200,000, at a fixed rate of 2.54%.  The fair value of this swap is based on quoted market prices and was in a loss position of $6,527 at June 30, 2019. The Company did not have an interest rate swap outstanding at December 31, 2018.  Losses are reflected in the Company’s balance sheet under the caption “Accrued expenses and other current liabilities.”

At June 30, 2019, the Company’s interest rate swap fixed 39.6% of the variable interest rate debt.  Holding all other variables constant, if the LIBOR portion of the weighted average interest rate in the variable debt increased by 100 basis points, the effect on the Company would have been higher interest expense of $1,851 for the six months ended June 30, 2019.

Assuming current market conditions continue, a loss of $1,381 is expected to be reclassed out of AOCI into earnings within the next twelve months.

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

The following table provides the assets and liabilities carried at fair value, measured on a recurring basis:

Fair Value - Level 2	June 30, 2019	December 31, 2018
Interest rate swap, liability	$(6,527)	$-
Foreign currency forwards, assets/(liabilities)	259	(430)
Investment in equity securities, asset	8,741	13,048
	$2,473	$12,618

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

As of the second quarter of 2018, the Company owns a 16.3% equity investment in a European company.  The Company has elected to record this investment at fair value.  The fair value of the Company’s shares, which are recorded as “Prepaid expenses and other current assets” on the balance sheet decreased to $8,741 during the six months ended June 30, 2019 compared to $13,048 at December 31, 2018. An unrealized loss of $3,235 and $3,804 for the three and six months ended June 30, 2019, respectively, and an unrealized gain of $5,146 for the three and six months ended June 30, 2018, was recorded as “Unrealized loss/(gain) on investment in equity securities” on the income statement.  Since the shares owned by the Company are substantially in excess of the daily trade volumes of the stock, it could be difficult to sell the shares in a timely manner and it is possible the ultimate value to be realized by the Company could be significantly less upon a sale of the securities.

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

For operating leases, expense is recognized evenly over the term of the lease as either cost of goods sold or selling, general and administrative expense, depending on the leased asset, in the Company’s income statement.

As of June 30, 2019, ROU assets related to operating leases were $36,474 and reflected in the Company’s balance sheet under the caption “Right of use assets.” As of June 30, 2019, short-term operating lease liabilities were $2,937 and reflected in the Company’s balance sheet under the caption “Operating lease liabilities, current” and long-term operating lease liabilities were $33,840 and reflected in the Company’s balance sheet under the caption “Operating lease liabilities, non-current.”

The Company’s largest leases are described below:

The Company leases its manufacturing and office facilities in Longmont, Colorado. This facility is part of the ESDT segment.  The lease expires in May 2025 and includes two five year extension options at prevailing market rates. Rent expense is recognized on a straight-line basis and is approximately $1,700 per year.

The Company leases its manufacturing and office facilities in Durham, North Carolina and is part of the ESDT segment.  The lease expires in March 2023 and includes one five year extension option at prevailing market rates. Rent expense is recognized on a straight-line basis and is approximately $1,300 per year.

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

As of June 30, 2019, ROU assets related to finance leases were $3,471 and reflected in the Company’s balance sheet under the caption “Property, plant and equipment, net.” As of June 30, 2019, short-term finance lease liabilities were $1,118 and reflected in the Company’s balance sheet under the caption “Accrued expenses and other current liabilities” and long-term finance lease liabilities were $1,132 and reflected in the Company’s balance sheet under the caption “Other non-current liabilities.”

The following tables summarize the lease activity for the three and six months ended June 30, 2019:

	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
Lease cost:
Operating lease cost	$1,191	$2,377
Finance lease cost
Amortization of ROU assets	72	144
Interest on lease liabilities	41	88
Short-term lease cost	349	566
Total lease cost	$1,653	$3,175

	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
Supplemental cash flow information:
Operating cash flows from operating leases	$(995)	$(2,062)
Operating cash flows from finance leases	(38)	(51)
Financing cash flows from finance leases	(251)	(527)

		June 30, 2019
Supplemental balance sheet information:
Weighted-average remaining lease term - operating leases (yrs)		9.9
Weighted-average remaining lease term - finance leases (yrs)		2.6
Weighted-average discount rate - operating leases		4.2%
Weighted-average discount rate - finance leases		4.1%

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

	Total Undiscounted Cash Flows
	Operating Leases	Finance Leases
2019	$4,746	$1,126
2020	5,142	1,033
2021	5,068	596
2022	4,972	201
2023	4,977	43
2024+	26,428	-
	51,333	2,999

Present values ("PV"):
Lease liabilities, current	2,937	1,118
Lease liabilities, non-current	33,840	1,132
Total PV of lease liabilities	36,777	2,250
Difference between undiscounted cash flows and discounted cash flows	$14,556	$749

At December 31, 2018, under ASC 840, the Company had operating leases expiring on various dates through the year 2029. The leases were primarily for the rental of office space. At December 31, 2018, future minimum commitments under non-cancelable operating lease arrangements were as follows:

Total Undiscounted Cash Flows
2019	$1,004
2020	1,204
2021	1,126
2022	974
2023	937
2024+	3,220
$8,465

The difference between 2018 and 2019 future undiscounted cash flows is mainly due to the acquisition of Avista on January 2, 2019. See Note 4 for additional information on this acquisition.

CAMBREX CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(in thousands, except share data)

(Unaudited)

(12)	Accumulated Other Comprehensive (Loss)/Income

The following tables provide the changes in Accumulated other comprehensive (loss)/income (“AOCI”) by component, net of tax for the three and six months ended June 30, 2019 and 2018:

	Foreign Currency Translation Adjustments	Interest Rate Swap	Pension Plans	Total
Balance as of March 31, 2019	$(32,514)	$(1,996)	$(32,160)	$(66,670)
Other comprehensive income/(loss) before reclassifications	2,432	(2,729)	-	(297)
Amounts reclassified from accumulated other comprehensive loss	-	30	239	269
Net current-period other comprehensive income/(loss)	2,432	(2,699)	239	(28)
Balance as of June 30, 2019	$(30,082)	$(4,695)	$(31,921)	$(66,698)

	Foreign Currency Translation Adjustments	Interest Rate Swap	Pension Plans	Total
Balance as of March 31, 2018	$(9,111)	$-	$(29,893)	$(39,004)
Other comprehensive loss before reclassifications	(13,465)	-	-	(13,465)
Amounts reclassified from accumulated other comprehensive loss	-	-	206	206
Net current-period other comprehensive (loss)/income	(13,465)	-	206	(13,259)
Balance as of June 30, 2018	$(22,576)	$-	$(29,687)	$(52,263)

CAMBREX CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(in thousands, except share data)

(Unaudited)

	Foreign Currency Translation Adjustments	Interest Rate Swap	Pension Plans	Total
Balance as of December 31, 2018	$(27,736)	$-	$(32,401)	$(60,137)
Other comprehensive loss before reclassifications	(2,346)	(4,731)	-	(7,077)
Amounts reclassified from accumulated other comprehensive loss	-	36	480	516
Net current-period other comprehensive (loss)/income	(2,346)	(4,695)	480	(6,561)
Balance as of June 30, 2019	$(30,082)	$(4,695)	$(31,921)	$(66,698)

	Foreign Currency Translation Adjustments	Interest Rate Swap	Pension Plans	Total
Balance as of December 31, 2017	$(12,040)	$-	$(30,188)	$(42,228)
Other comprehensive loss before reclassifications	(10,536)	-	-	(10,536)
Amounts reclassified from accumulated other comprehensive loss	-	-	501	501
Net current-period other comprehensive (loss)/income	(10,536)	-	501	(10,035)
Balance as of June 30, 2018	$(22,576)	$-	$(29,687)	$(52,263)

The following table provides the reclassifications from AOCI by component for the three and six months ended June 30, 2019 and 2018:

Details about AOCI Components	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
Losses on cash flow hedge:
Interest rate swap	$(30)	$(36)
Tax benefit	-	-
Net of tax	(30)	(36)

Pension plan amortization of actuarial losses	(321)	(644)
Tax benefit	82	164
Net of tax	(239)	(480)
Total reclassification for the period	$(269)	$(516)

CAMBREX CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(in thousands, except share data)

(Unaudited)

Details about AOCI Components	Three Months Ended June 30, 2018	Six Months Ended June 30, 2018
Amortization of defined benefit pension items:
Actuarial losses	$(276)	$(680)
Prior service credit	1	2
Total before tax	(275)	(678)
Tax benefit	69	177
Total reclassification for the period, net of tax	$(206)	$(501)

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

The Company recognizes compensation costs for stock options awarded to employees based on their grant-date fair value.  The value of each stock option is estimated on the date of grant using the Black-Scholes option-pricing model.  The weighted-average fair value per share for the stock options granted to employees during the three and six months ended June 30, 2019 was $16.40 and $15.72, respectively. The weighted-average fair value per share for the stock options granted to employees during the three and six months ended June 30, 2018 was $24.54.

For the three months ended June 30, 2019 and 2018, the Company recorded $1,255 and $1,149, respectively, in “Selling, general and administrative expenses” for stock options. For the six months ended June 30, 2019 and 2018, the Company recorded $2,317 and $2,188, respectively, in “Selling, general and administrative expenses” for stock options. As of June 30, 2019, the total compensation cost related to unvested stock options not yet recognized was $9,482.  The cost will be amortized on a straight-line basis over the remaining weighted-average vesting period of 2.4 years.

CAMBREX CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(in thousands, except share data)

(Unaudited)

The following table is a summary of the Company’s stock options:

Options	Number of Shares	Weighted Average Exercise Price
Outstanding at December 31, 2018	1,051,623	$41.41
Granted	65,000	39.66
Exercised	(4,000)	16.25
Forfeited or expired	(6,150)	46.02
Outstanding at March 31, 2019	1,106,473	41.37
Granted	65,663	42.42
Exercised	(4,375)	25.79
Forfeited or expired	(8,938)	52.68
Outstanding at June 30, 2019	1,158,823	41.40
Exercisable at June 30, 2019	442,864	$34.17

The aggregate intrinsic values for all stock options exercised for the three and six months ended June 30, 2019 were $77 and $166, respectively. The aggregate intrinsic values for all stock options exercised for the three and six months ended June 30, 2018 were $2,535 and $5,809, respectively. The aggregate intrinsic values for all stock options outstanding and exercisable as of June 30, 2019 were $7,948 and $5,815, respectively.

The following table is a summary of the Company’s nonvested stock options, restricted stock and performance shares for which the requisite service period has not been rendered but that are expected to vest on the achievement of a performance condition:

	Nonvested
	Stock Options		Restricted Stock		Performance Shares
	Number of Shares	Weighted- Average Grant-Date Fair Value	Number of Shares	Weighted- Average Grant-Date Fair Value	Number of Shares	Weighted- Average Grant-Date Fair Value
Nonvested at December 31, 2018	601,513	$17.83	-	$-	152,000	$46.61
Granted	65,000	15.04	25,000	44.21	5,000	45.64
Vested during period	(7,000)	9.26	-	-	-	-
Forfeited	(5,900)	17.36	-	-	(5,750)	40.65
Nonvested at March 31, 2019	653,613	17.65	25,000	44.21	151,250	46.80
Granted	65,663	16.40	15,729	40.06	-	-
Vested during period	(1,250)	16.32	-	-	-	-
Forfeited	(2,067)	17.50	-	-	(17,250)	40.65
Nonvested at June 30, 2019	715,959	$17.54	40,729	$42.61	134,000	$47.59

CAMBREX CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(in thousands, except share data)

(Unaudited)

The Company granted restricted stock units during the six months ended June 30, 2019 to certain executives which will vest over a two year period. Annually, members of the Cambrex Board of Directors are awarded restricted stock units that vest over six months.  For the three months ended June 30, 2019 and 2018, the Company recorded $354 and $177, respectively, in “Selling, general and administrative expenses” for restricted stock units. For the six months ended June 30, 2019 and 2018, the Company recorded $450 and $183, respectively, in “Selling, general and administrative expenses” for restricted stock units. As of June 30, 2019, total compensation cost related to nonvested restricted stock not yet recognized was $1,285.  The cost will be amortized on a straight-line basis over the remaining weighted-average vesting period of 1.1 years.

The Company granted equity-settled performance shares (“PS”) to certain executives.  PS awards provide the recipient the right to receive a certain number of shares of the Company’s common stock in the future, which depends on the Company’s level of achievement of net revenue and EBITDA growth as compared to the net revenue and EBITDA growth of the members of a specified peer group of companies over a three year period.  For the three months ended June 30, 2019 and 2018, the Company recorded benefit of $54 and expense of $227, respectively, in “Selling, general and administrative expenses” related to performance shares. For the six months ended June 30, 2019 and 2018, the Company recorded $447 and $832, respectively, in “Selling, general and administrative expenses” related to performance shares. As of June 30, 2019, total compensation cost related to nonvested performance shares not yet recognized was $3,168. The cost will be amortized on a straight-line basis over the remaining weighted-average vesting period of 1.4 years.

(14)	Retirement Plans

The Company recognizes all components of net periodic benefit cost except service costs in “Other expenses, net” in its income statement.  Service costs are recognized in “Selling, general and administrative expenses” and “Cost of goods sold” in its income statement depending on the functional area of the underlying employees included in the plan.

Domestic Pension Plan

The components of net periodic benefit cost/(credit) for the Company’s domestic pension plan (which was frozen in 2007) for the three and six months ended June 30, 2019 and 2018 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Components of net periodic benefit cost/(credit)
Interest cost	$543	$511	$1,086	$1,021
Expected return on plan assets	(683)	(792)	(1,365)	(1,584)
Recognized actuarial loss	208	180	415	359
Net periodic benefit cost/(credit)	$68	$(101)	$136	$(204)

CAMBREX CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(in thousands, except share data)

(Unaudited)

International Pension Plan

The components of net periodic benefit cost for the Company’s international pension plan for the three and six months ended June 30, 2019 and 2018 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Components of net periodic benefit cost
Service cost	$270	$253	$548	$523
Interest cost	162	182	329	376
Recognized actuarial loss	113	96	229	199
Amortization of prior service benefit	-	(1)	-	(2)
Net periodic benefit cost	$545	$530	$1,106	$1,096

(15)	Segment Information

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

DS

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

The following table summarizes the Company’s financial information by reportable segment:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net revenue by segment
DS	$128,968	$145,987	$241,028	$282,595
DP	24,358	-	48,842	-
ESDT	23,524	6,059	46,436	10,548
Total reported net revenue	176,850	152,046	336,306	293,143

Operating profit/(loss) by segment
DS	39,138	48,939	70,319	84,305
DP	(371)	-	(621)	-
ESDT	(1,978)	578	(4,495)	178
Total segment operating profit	36,789	49,517	65,203	84,483
Corporate operating loss	(3,896)	(4,865)	(11,986)	(9,450)
Total reported operating profit	$32,893	$44,652	$53,217	$75,033

(16)	Contingencies

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

In matters where the Company is able to reasonably estimate the probable and estimable costs associated with environmental proceedings, the Company accrues for the estimated costs associated with the study and remediation of applicable sites. At June 30, 2019, the reserves were $17,101 of which $16,462 is included in “Other non-current liabilities” on the Company’s balance sheet. At December 31, 2018, these reserves were $17,411, of which $16,599 is included in “Other non-current liabilities” on the Company’s balance sheet. The decrease in the reserves includes payments of $660 partially offset by adjustments to reserves of $350. The reserves are adjusted periodically as remediation efforts progress or as additional technical, regulatory or legal information becomes available.  Given the uncertainties regarding the outcome of investigative and study activities, the status of laws, regulations, enforcement, policies, the impact of other PRPs, technology and information related to individual sites, the Company does not believe it is possible to currently develop an estimate of the range of reasonably possible environmental loss in excess of its reserves.

Bayonne

As a result of the sale of a Bayonne, New Jersey facility, the Company became obligated to investigate site conditions and conduct required remediation under the New Jersey Industrial Site Recovery Act.  The Company is completing an investigation and sampling plan at the property pursuant to the New Jersey Department of Environmental Protection’s (“NJDEP”) private oversight program.  The results will be used to develop a proposed remedial action work plan for the site.  Among other things, the remedial plan is anticipated to set forth further details of the proposed cleanup, including the removal and/or encapsulation of certain impacted soils and implementation of engineering controls and deed restrictions.  As of June 30, 2019, the Company’s reserve was $533.

CAMBREX CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(in thousands, except share data)

(Unaudited)

Clifton and Carlstadt

The Company has implemented a sampling and pilot program in Clifton and Carlstadt, New Jersey pursuant to the NJDEP private oversight program.  The results of the sampling and pilot program to date have been used to develop an estimate of the Company's future liability for remediation costs, and the Company continues to move forward with the projects at each site in accordance with the established schedules and work plans.  As of June 30, 2019, the Company’s reserve was $1,734.

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

The estimated costs for the interim remedy may be further developed and the Company’s accrual may change based upon revisions to cost estimates. As of June 30, 2019, the Company’s reserve was $9,502.  At this time it is not known when the costs for the complete remediation plan will be estimable, and as such, no accrual beyond the interim remedy has been recorded. The Company’s share has been preliminarily estimated by the PRP group at 2.4%. While the Company will defend its position that its share should be reduced from the current level, its share could be increased or decreased depending on the outcome of the final allocation process that will take place in future periods.

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

Maybrook Site

A subsidiary of Cambrex is named a PRP of a site in Hamptonburgh, New York by the USEPA in connection with the discharge, under appropriate permits, of wastewater at that site prior to Cambrex's acquisition in 1986.  The PRPs implemented soil remediation which was completed in 2012 pending approval by the USEPA.  The PRPs will continue implementing the ground water remediation at the site.  USEPA completed its 5-year review report in August 2018, and USEPA’s review of the site remedy is on-going.  It is unclear if such review, together with an agreed proposed modification to the USEPA Consent Decree, will result in any additional site work.  In November 2018, under a statewide initiative, the New York State Department of Environmental Conservation (“NYSDEC”) requested that the PRPs perform additional sampling for certain “emerging contaminants.”  NYSDEC approved the PRPs work plan in December 2018, and the sampling was completed with results submitted to the state on or about June 20, 2019.  As of June 30, 2019, the Company’s reserve was $365, to cover long-term ground water monitoring and related costs.

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

Site clean-up work under the 1997 ROD, the Consent Decree and the 2013 stipulation is ongoing and is being jointly performed by Pfizer and the Company, with NYSDEC oversight.  Since 2014, Pfizer and the Company have performed supplemental remedial investigation measures requested by the NYSDEC, and the findings have been submitted to NYSDEC in various reports, including a study evaluating the feasibility of certain remedial alternatives in August 2016.  By letter dated January 5, 2017, NYSDEC disapproved such feasibility study report and requested certain revisions to the report.  The Company and Pfizer engaged in further discussions with NYSDEC and have agreed to submit a revised version of the August 2016 feasibility study to address certain of NYSDEC’s requests.  In September 2017, the NYSDEC requested that Pfizer, the Company and the current owner of the Harriman Site, ELT Harriman LLC (“ELT”), conduct an investigation of additional constituents not addressed under the 1997 ROD based on the detection of those constituents at the Harriman Site and other properties in the area.  The parties sought more information from the State of New York to evaluate the request, while also responding to NYSDEC that no further investigation was warranted. In April 2019, NYSDEC again asked the parties to collect additional groundwater samples for such constituents, and discussions with the State related thereto are ongoing.

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

No final remedy for the site has been determined, which will follow further discussions with the NYSDEC.  The Company estimates the range for its share of the liability at the site to be between $2,000 and $7,000.  As of June 30, 2019, the Company’s reserve was $3,365.  At this time, the Company is unable to provide an estimate of the ultimate investigative and remedial costs to the Company for any final remedy selected by the NYSDEC.

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

Scientific Chemical Processing (“SCP”) Superfund Site

A subsidiary of Cambrex was named a PRP of the SCP Superfund site, located in Carlstadt, New Jersey, along with approximately 130 other PRPs.  The site is a former waste processing facility that accepted various waste for recovery and disposal including processing wastewater from this subsidiary.  The PRPs are in the process of implementing a final remedy at the site.  The SCP Superfund site has also been identified as a PRP in the Berry’s Creek Superfund site (see previous discussion). While the Company continues to dispute the methodology used by the PRP group to arrive at its interim allocation for cash contributions, the Company has paid the funding requests.  A final allocation of SCP Site costs (excluding Berry’s Creek costs) is expected to be finalized in 2019.  As of June 30, 2019, the Company’s reserve was $732, of which approximately $468 is expected to be covered by insurance.

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

For all periods presented, financial results for discontinued operations relate to environmental investigation and remediation expenses for divested sites. The following table is a reconciliation of the pre-

CAMBREX CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(in thousands, except share data)

(Unaudited)

tax loss on discontinued operations to the net loss on discontinued operations, as presented on the income statement:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Loss from discontinued operations, pre-tax	$(119)	$(519)	$(271)	$(756)
Income tax benefit	50	86	84	132
Loss from discontinued operations, net of tax	$(69)	$(433)	$(187)	$(624)

As of June 30, 2019 and December 31, 2018, liabilities recorded on the Company’s balance sheet related to discontinued operations were $17,101 and $17,411 respectively.  At this time, the Company cannot reasonably estimate the period of time during which the involvement is expected to continue.  Net cash used in discontinued operations for the six months ended June 30, 2019 and 2018 were $462 and $431, respectively.  Refer to Note 16 to the Company’s consolidated financial statements for further disclosures on the Company’s environmental contingencies.

(18)Subsequent Event

On August 7, 2019, the Company entered into an Agreement and Plan of Merger (“the Merger Agreement”), pursuant to which the Company agreed to be acquired by an affiliate of the global investment firm Permira Funds subject to customary terms and conditions.  Under the Merger Agreement, the Company’s stockholders will be entitled to receive $60.00 per share following the closing of the proposed merger.  The merger, which is expected to close in the fourth quarter of 2019, is subject to approval by the Company’s stockholders, regulatory approvals and other customary closing conditions.

CAMBREX CORPORATION AND SUBSIDIARIES

(in thousands, except share data)

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

Executive Overview

In January 2019, the Company purchased Avista Pharma Solutions (“Avista”), an early clinical phase contract development, manufacturing and testing organization. In September 2018, the Company completed the acquisition of Halo Pharma (“Halo”). As a result, and consistent with how the business is managed, the Company has three reportable segments, Drug Substance (“DS”), Drug Product (“DP”) and Early Stage Development & Testing (“ESDT”).

The following summarizes the Company’s performance for the second quarter of 2019:

•	Net revenue increased 16.3% on a reported basis compared to the second quarter of 2018. Net revenue, excluding currency impact, increased 19.5%.
•	Gross margins decreased to 35.5% from 42.6% in the second quarter of 2018.
•	Net debt was $445,617 compared to $429,961 at March 31, 2019. The change is primarily the result of capital spending.

Results of Operations

Comparison of Second Quarter 2019 versus Second Quarter 2018

Net revenue in the second quarter of 2019 of $176,850 was $24,804 or 16.3% higher than the second quarter of 2018. Excluding a 3.2% unfavorable impact of foreign exchange compared to the second quarter of 2018, net revenue increased 19.5% primarily due to the acquisitions of Halo and Avista, partially offset by lower volumes within the DS segment.

The following table reflects net revenue by geographic area for the second quarters of 2019 and 2018:

	Second quarter
	2019	2018
Europe	$79,326	$98,221
North America	86,613	43,764
Asia	5,433	3,182
Other	5,478	6,879
Total net revenue	$176,850	$152,046

Gross margins in the second quarter of 2019 decreased to 35.5% from 42.6% in the second quarter of 2018.  Gross profit in the second quarter of 2019 was $62,828 compared to $64,792 in the same period last year.  Margins decreased in the DS segment as discussed below.

Drug Substance

Net revenue in the second quarter of 2019 of $128,968 was $17,019 or 11.7% lower than the second quarter of 2018. Excluding a 3.3% unfavorable impact of foreign exchange compared to the second quarter of 2018, net revenue decreased 8.4% primarily due to lower volumes of certain branded APIs, primarily our largest product, partially offset by higher sales of controlled substances compared to the second quarter of 2018. Excluding the Company’s largest product, revenues in this segment increased 3.6%.

Gross margins in the second quarter of 2019 decreased to 40.5% from 43.2% in the second quarter of 2018.  Gross profit in the second quarter of 2019 was $52,226 compared to $63,006 in the same period last year.  The decrease in margins was primarily driven by a one-time contract termination payment of $3,200 in the second quarter of 2018 which contributed approximately 2.2% to gross margin in that period and lower production volumes.

Selling, general and administrative (“SG&A”) expenses of $9,884 in the second quarter of 2019 decreased compared to $10,457 in the second quarter of 2018.  The decrease was mainly due to the impact of foreign currency (approximately $400). SG&A, as a percentage of DS net revenue, was 7.7% in the second quarter of 2019 compared to 7.2% in the second quarter of 2018.

Research and development (“R&D”) expenses of $3,205 were 2.5% of DS net revenue in the second quarter of 2019, compared to $3,610 or 2.5% in the second quarter of 2018.  The decrease was primarily driven by the impact of foreign currency.

Operating profit in the second quarter of 2019 was $39,138 compared to $48,939 in the second quarter of 2018.  The decrease in operating profit was due to lower gross profit partially offset by lower operating expenses as described above.

Drug Product

Halo was purchased in September 2018 and comprises all of the DP segment.

Net revenue in the second quarter of 2019 was $24,358.

Gross margins in the second quarter of 2019 were 22.1%. Gross profit in the second quarter of 2019 was $5,391.

SG&A expenses were $5,754 in the second quarter of 2019 which includes amortization of purchased intangibles of $2,994. SG&A, as a percentage of DP net revenue, was 23.6%. R&D expenses were negligible.

DP had an operating loss in the second quarter of 2019 of $371.

Early Stage Development & Testing

The ESDT segment consists of Avista, which was purchased on January 2, 2019 and Cambrex’s High Point facility.

Net revenue in the second quarter of 2019 was $23,524 compared to $6,059 in the second quarter of 2018. The increase is attributable to the acquisition of Avista.

Gross margins in the second quarter of 2019 were 22.2% compared to 29.5% in the second quarter of 2018. Gross profit in the second quarter of 2019 was $5,211 compared to $1,786 in the same period last year.

SG&A expenses were $6,780 in the second quarter of 2019 which includes amortization of purchased intangibles of $1,390. SG&A, as a percentage of ESDT net revenue, was 28.8%. R&D expenses were $368 in the second quarter of 2019.

ESDT had an operating loss in the second quarter of 2019 of $1,978. Operating profit for the second quarter of 2018 was $578.

Corporate

The Company’s Corporate headquarters provides management and administrative services to support the Company, and consists of certain aspects of the Company’s executive management, corporate relations, legal, compliance, human resources, and information technology and finance departments. The Company allocates certain corporate expenses to each of its segments. SG&A expenses of $3,277 in the second quarter of 2019 decreased compared to $4,003 in the second quarter of 2018.  The decrease was primarily due to lower due diligence costs and personnel related expenses. R&D expenses of $110 in the second quarter of 2019 decreased compared to $523 in the same quarter last year. The decrease is due to a reduction of activities for the development of generic drug product.

All acquisition and integration costs related to the Halo and Avista acquisitions have been expensed and totaled $562 and $339 for the three months ended June 30, 2019 and 2018, respectively. Corporate’s results include $509 and $339 for the three months ended June 30 2019 and 2018, respectively. These costs have been recorded to “Acquisition and integration expenses” on the Company’s income statement.

The Company recorded an unrealized loss of $3,235 and an unrealized gain of $5,146 for the three months ended June 30, 2019 and 2018, respectively, related to its 16.3% investment in a European company, as “Unrealized loss/(gain) on investment in equity securities” on the Company’s income statement.  Since the shares owned by the Company are substantially in excess of the daily trade volumes of the stock, it could be difficult to sell the shares in a timely manner and it is possible the ultimate value to be realized by the Company could be significantly less upon a sale of the securities. The fair value of the Company’s share of the company was $8,741 at June 30, 2019.

Net interest expense was $5,746 in the second quarter of 2019 compared to $17 in the second quarter of 2018. The increase is due to interest expense on borrowings to fund the Halo and Avista acquisitions. There was $505,000 outstanding on the Credit Facility at June 30, 2019. The average interest rate on debt was 4.2% in the second quarter of 2019. The Company did not have any debt outstanding as of June 30, 2018.

Income tax expense from continuing operations for the three months ended June 30, 2019 and 2018 was $7,872 and $8,748, respectively. The effective tax rate for the three months ended June 30, 2019 and 2018 was 33.4% and 17.6%, respectively.  The tax rate for the three months ended June 30, 2019 would have been 25.9% excluding the impact of immediate recognition of certain effects of share-based compensation, amortization of purchased intangibles, acquisition and integration expenses, and unrealized loss on investment in equity securities. The increase in the tax rate for 2019 as compared to 2018 is primarily due to state tax reform and the Company’s expanded state presence due to the Halo and Avista acquisitions, and the geographic mix of income.

Income from continuing operations in the second quarter of 2019 was $15,687, or $0.46 per diluted share, versus $40,852, or $1.21 per diluted share, in the same period a year ago.

Comparison of First Six Months of 2019 versus First Six Months of 2018

Net revenue in the first six months of 2019 of $336,306 was $43,163 or 14.7% higher than the first six months of 2018. Excluding a 3.2% unfavorable impact of foreign exchange compared to the first six months of 2018, net revenue increased 17.9% primarily due to the acquisitions of Halo and Avista, partially offset by lower volumes within the DS segment.

The following table reflects net revenue by geographic area for the first six months of 2019 and 2018:

	First six months
	2019	2018
Europe	$140,661	$184,959
North America	173,306	91,438
Asia	11,490	7,852
Other	10,849	8,894
Total net revenue	$336,306	$293,143

Gross margins in the first six months of 2019 decreased to 35.0% from 39.5% in the first six months of 2018.  Gross profit in the first six months of 2019 was $117,711 compared to $115,647 in the same period last year.  Margins decreased in the DS segment as discussed below.

Drug Substance

Net revenue in the first six months of 2019 of $241,028 was $41,567 or 14.7% lower than the first six months of 2018. Excluding a 3.3% unfavorable impact of foreign exchange compared to the first six months of 2018, net revenue decreased 11.4% primarily due to lower volumes of certain branded APIs, primarily our largest product, partially offset by higher sales of clinical phase products and controlled substances compared to the first six months of 2018. Excluding the Company’s largest product, revenues in this segment increased 10.6%.

Gross margins in the first six months of 2019 decreased to 39.7% from 40.0% in the first six months of 2018.  Gross profit in the first six months of 2019 was $95,589 compared to $112,966 in the same period last year. The decrease in margins was primarily driven by a one-time contract termination payment of $3,200 in the second quarter of 2018.

Selling, general and administrative (“SG&A”) expenses of $19,300 in the first six months of 2019 decreased compared to $21,992 in the first six months of 2018.  The decrease was mainly due to lower consulting costs associated with a 2018 operational excellence initiative (approximately $1,200) and the impact of foreign currency (approximately $1,100). SG&A, as a percentage of DS net revenue, was 8.0% in the first six months of 2019 and 7.8% in the same period a year ago.

Research and development (“R&D”) expenses of $5,971 were 2.5% of DS net revenue in the first six months of 2019, compared to $6,669 or 2.4% in the first six months of 2018.  The decrease was primarily driven by the impact of foreign currency.

Operating profit in the first six months of 2019 was $70,319 compared to $84,305 in the first six months of 2018.  The decrease in operating profit was due to lower gross profit partially offset by lower operating expenses as described above.

Drug Product

Halo was purchased in September 2018 and comprises all of the DP segment.

Net revenue in the first six months of 2019 was $48,842.

Gross margins in the first six months of 2019 were 23.3%. Gross profit in the first six months of 2019 was $11,388.

SG&A expenses were $11,924 in the first six months of 2019 which includes amortization of purchased intangibles of $5,990. SG&A, as a percentage of DP net revenue, was 24.4%. R&D expenses were negligible.

DP had an operating loss in the first six months of 2019 of $621.

Early Stage Development & Testing

The ESDT segment consists of Avista, which was purchased on January 2, 2019 and Cambrex’s High Point facility.

Net revenue in the first six months of 2019 was $46,436 compared to $10,548 in the first six months of 2018. The increase is primarily attributable to the acquisition of Avista.

Gross margins in the first six months of 2019 were 23.1% compared to 25.4% in the first six months of 2018. Gross profit in the first six months of 2019 was $10,734 compared to $2,681 in the same period last year.

SG&A expenses were $13,297 in the first six months of 2019 which includes amortization of purchased intangibles of $2,778. SG&A, as a percentage of ESDT net revenue, was 28.6%. R&D expenses were $684 in the first six months of 2019.

ESDT had an operating loss in the first six months of 2019 of $4,495 which includes integration expenses of $1,248. Operating profit for the first six months of 2018 was $178.

Corporate

The Company’s Corporate headquarters provides management and administrative services to support the Company, and consists of certain aspects of the Company’s executive management, corporate relations, legal, compliance, human resources, and information technology and finance departments. The Company allocates certain corporate expenses to each of its segments. SG&A expenses of $6,215 in the first six months of 2019 decreased compared to $8,028 in the first six months of 2018.  The decrease was primarily due to lower due diligence costs (approximately $900) and personnel related expenses (approximately $600). R&D expenses of $422 in the first six months of 2019 decreased compared to $1,083 in the same quarter last year. The decrease is due to a reduction of activities for the development of generic drug products.

All acquisition and integration costs related to the Halo and Avista acquisitions have been expensed and totaled $6,618 and $339 for the six months ended June 30, 2019 and 2018, respectively. Of this amount, $5,349 is reflected in Corporate’s 2019 results and $1,248 is reflected in the ESDT segment’s 2019 results. These costs have been recorded to “Acquisition and integration expenses” on the Company’s income statement.

The Company recorded an unrealized loss of $3,804 and an unrealized gain of $5,146 for the six months ended June 30, 2019 and 2018, respectively, related to its 16.3% investment in a European company, as “Unrealized loss/(gain) on investment in equity securities” on the Company’s income statement.  Since the shares owned by the Company are substantially in excess of the daily trade volumes of the stock, it could be difficult to sell the shares in a timely manner and it is possible the ultimate value to be realized by the Company could be significantly less upon a sale of the securities. The fair value of the Company’s share of the company was $8,741 at June 30, 2019.

Net interest expense was $11,370 in the first six months of 2019 compared to $99 in the first six months of 2018. The increase is due to interest expense on borrowings to fund the Halo and Avista acquisitions. There was $505,000 outstanding on the Credit Facility at June 30, 2019. The average interest rate on debt was 4.3% in the first six months of 2019. The Company did not have any debt outstanding as of June 30, 2018.

Income tax expense from continuing operations for the six months ended June 30, 2019 and 2018 was $11,404 and $14,534, respectively. The effective tax rate for the six months ended June 30, 2019 and 2018 was 30.3% and 18.3%, respectively.  The tax rate for the six months ended June 30, 2019 would have been 25.4% excluding the impact of immediate recognition of certain effects of share-based compensation, amortization of purchased intangibles, acquisition and integration expenses, and unrealized loss on investment in equity securities. The increase in the tax rate for 2019 as compared to 2018 is primarily due to state tax reform and the Company’s expanded state presence due to the Halo and Avista acquisitions, and the geographic mix of income.

Income from continuing operations in the first six months of 2019 was $26,214, or $0.78 per diluted share, versus $65,101, or $1.94 per diluted share, in the same period a year ago.

Liquidity and Capital Resources

During the first six months of 2019, cash provided by operations was $45,927 versus $17,502 in the same period a year ago.  This increase was primarily due to the timing of accounts receivable collections partially offset by lower accounts payable. Contract assets represent unbilled revenue recognized.

Cash flows used in investing activities in the first six months of 2019 were $283,556 versus $32,733 in the same period a year ago. The 2019 cash flows include the acquisition of Avista for $248,146, a residual payment for the Halo acquisition for $322 and capital expenditures of $35,088. The 2018 cash flows represent capital expenditures.  Capital expenditures in the first six months of 2019 and 2018 primarily expanded the Company’s manufacturing capacity to support expected growth.

Cash flows provided by financing activities in the first six months of 2019 were $201,815 compared to $4,599 in the same period a year ago.  The 2019 cash flows include borrowings of $230,000 to fund the Avista acquisition partially offset by the pay down of debt of $25,000. The 2018 cash flows represent proceeds from stock options exercised.

The Company expects to spend approximately $60,000 to $70,000 on capital expenditures during 2019, excluding acquisitions.

On January 2, 2019, the Company amended and restated its Credit Facility by entering into an $800,000 five-year Syndicated Senior Credit Facility (“Credit Facility”), comprising of a $600,000 Revolving Credit Facility and $200,000 Term Loan A. The Company is required to make minimum quarterly principal payments on the Term Loan A of $2,500 through December 2020, $3,750 through December 2022 and $5,000 through December 2023. The remainder of the principal is due on January 2, 2024.  The Company pays interest on this Credit Facility at LIBOR plus 1.25% - 2.00% based upon certain financial measurements. The Credit Facility also includes financial covenants regarding interest coverage and leverage ratios. The Company was in compliance with all financial covenants at June 30, 2019 and December 31, 2018.

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

Simplifying the Test for Goodwill Impairment

In January 2017, the FASB issued ASU 2017-04 which simplifies the goodwill impairment test by eliminating Step 2 in the determination of whether goodwill should be considered impaired.  Instead, an impairment charge should equal the amount by which a reporting unit’s carrying amount exceeds its fair value, not to exceed the amount of goodwill allocated to the reporting unit.  The new standard is effective for fiscal years beginning after December 15, 2019, including interim periods within that reporting period.  The Company is currently evaluating the new guidance and does not expect it to have an impact on its consolidated financial statements.

Measurement of Credit Losses on Financial Instruments

In June 2016, the FASB issued ASU No. 2016-13, which amends the impairment model by requiring entities to use a forward-looking approach based on expected losses rather than incurred losses to estimate credit losses on certain types of financial instruments, including trade receivables. This may result in the earlier recognition of allowances for losses. The ASU is effective for public entities for fiscal years beginning after December 15, 2019, with early adoption permitted. In November 2018, April 2019 and May 2019, the FASB issued ASU No. 2018-19, Codification Improvements to Topic 326, Financial Instruments-Credit Losses, ASU No. 2019-04, Codification Improvements to Topic 326, Financial Instruments-Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments and ASU No. 2019-05, Financial Instruments-Credit Losses (Topic 326): Targeted Transition Relief which provided additional implementation guidance on the previously issued ASU. Management has not yet completed its assessment of the impact of the new standard on the Company’s financial statements. Currently, the Company believes that the most notable impact of this ASU will relate to its processes around the assessment of the adequacy of its allowance for doubtful accounts on trade accounts receivable and the recognition of credit losses.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

There has been no significant change in the Company’s exposure to market risk during the first six months of 2019.  For a discussion of the Company’s exposure to market risk, refer to Part II, Item 7A, “Quantitative and Qualitative Disclosures about Market Risk,” contained in the Company’s Annual Report on Form 10-K for the period ended December 31, 2018.

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

There have been no material changes to the Company’s risk factors and uncertainties during the first six months of 2019.  For a discussion of the Risk Factors, refer to Part I, Item 1A, “Risk Factors,” contained in the Company’s Annual Report on Form 10-K for the period ended December 31, 2018.

Item 6.	Exhibits

Exhibit 10.1*	Dorothy Brienza Offer of Employment Letter

Exhibit 31.1*	Section 302 Certification Statement of the Chief Executive Officer.

Exhibit 31.2*	Section 302 Certification Statement of the Chief Financial Officer.

Exhibit 32.1**	Section 906 Certification Statements of the Chief Executive Officer and Chief Financial Officer.

Exhibit 101.INS*	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

Exhibit 101.SCH*	XBRL Taxonomy Extension Schema Document

Exhibit 101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

Exhibit 101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

Exhibit 101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

Exhibit 101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith
**	Furnished herewith

Filed herewith as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets as of June 30, 2019 and December 31, 2018, (ii) Consolidated Income Statements for the three and six months ended June 30, 2019 and 2018, (iii) Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2019 and 2018, (iv) Consolidated Statements of Stockholders’ Equity for the three and six months ended June 30, 2019 and 2018, (v) Consolidated Statements of Cash Flows for the six months ended June 30, 2019 and 2018, and (vi) Notes to Consolidated Financial Statements.

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

Dated:  August 7, 2019