Form 10-Q
period 2019-09-30
CAMBREX CORP
filed 2019-10-31
CIK 820081

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended September 30, 2019

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

As of October 28, 2019, the registrant had 33,724,367 shares of common stock, $.10 par value per share, outstanding.

CAMBREX CORPORATION AND SUBSIDIARIES

Forward-Looking Statements

This document contains “forward-looking statements,” including statements or tables regarding expected performance.  These and other forward-looking statements may be identified by the fact that they use words such as “guidance,” “expects,” “anticipates,” “intends,” “estimates,” “believes” or similar expressions.  Any forward-looking statements contained herein are based on current plans and expectations and involve risks and uncertainties that could cause actual outcomes and results to differ materially from current expectations.  The factors described in Item 1A of Part I of the Company’s Annual Report on Form 10-K for the period ended December 31, 2018 captioned “Risk Factors,” or otherwise described in the Company’s filings with the Securities and Exchange Commission, provide examples of such risks and uncertainties that may cause the Company’s actual results to differ materially from the expectations the Company describes in its forward-looking statements, including, but not limited to, the possibility that the merger with an affiliate of the Permira funds occurs later than expected or not at all, the possibility that the benefits from acquisitions (including Halo Pharma and Avista Pharma Solutions) may not be as anticipated, customer and product concentration, the Company’s ability to secure new customer contracts and renew existing contracts on favorable terms, significant declines in sales of products to the Company’s customers, pharmaceutical outsourcing trends, competitive pricing, product developments, market acceptance and adoption rate of customers’ products, government legislation and regulations (particularly environmental issues), tax rates, interest rates, technology, manufacturing and legal issues, including the outcome of outstanding litigation, environmental matters, changes in foreign exchange rates, uncollectible receivables, the timing and/or volume of orders or shipments and the Company’s ability to meet its production plan and customer delivery schedules, expected timing of completion of capacity expansions, our ability to successfully integrate acquired businesses, cancellations or delays in renewal of contracts, lack of suitable raw materials, the Company’s ability to receive regulatory approvals for its products, continued demand in the U.S. for late stage clinical products and the successful outcome of the Company’s investment in new products.

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

Part I - FINANCIAL INFORMATION

Item 1.	Financial Statements

CAMBREX CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets

(in thousands, except share data)

	September 30,	December 31,
	2019	2018
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$80,833	$95,852
Trade receivables, net	84,649	146,330
Contract assets	100,786	33,490
Other receivables	16,961	5,198
Inventories, net	114,717	111,062
Prepaid expenses and other current assets	8,003	18,160
Total current assets	405,949	410,092
Property, plant and equipment, net	392,565	360,528
Right of use assets	35,615	-
Goodwill	406,139	261,095
Intangible assets, net	247,699	187,205
Other non-current assets	7,108	3,099
Deferred income taxes	11,485	1,409
Total assets	$1,506,560	$1,223,428

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$43,317	$47,012
Contract liabilities, current	57,577	11,713
Taxes payable	5,380	1,651
Operating lease liabilities, current	3,014	-
Current portion of long-term debt	10,000	-
Accrued expenses and other current liabilities	51,822	44,036
Total current liabilities	171,110	104,412
Contract liabilities, non-current	4,653	42,701
Long-term debt	482,500	300,000
Deferred income taxes	76,884	57,276
Operating lease liabilities, non-current	33,099	-
Accrued pension benefits	39,725	42,218
Other non-current liabilities	22,699	23,094
Total liabilities	830,670	569,701
Stockholders' equity:
Common stock, $.10 par value; authorized 100,000,000, issued 34,988,476 and 34,870,124 shares at respective dates	3,499	3,487
Additional paid-in capital	189,392	182,691
Retained earnings	574,036	538,463
Treasury stock, at cost, 1,264,109 and 1,264,109 shares at respective dates	(10,777)	(10,777)
Accumulated other comprehensive loss	(80,260)	(60,137)
Total stockholders' equity	675,890	653,727
Total liabilities and stockholders' equity	$1,506,560	$1,223,428

See accompanying notes to unaudited consolidated financial statements.

CAMBREX CORPORATION AND SUBSIDIARIES

Consolidated Income Statements

(unaudited – in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Product sales	$118,698	$97,518	$388,216	$375,970
Service revenue	27,357	6,713	91,255	14,605
Gross sales	146,055	104,231	479,471	390,575
Commissions, allowances and rebates	220	240	838	641
Net sales	145,835	103,991	478,633	389,934
Other revenues, net	2,728	627	6,236	7,827
Net revenue	148,563	104,618	484,869	397,761
Cost of goods sold - product sales	74,493	65,926	243,017	236,066
Cost of goods sold - service revenue	23,169	5,967	73,240	13,323
Total cost of goods sold	97,662	71,893	316,257	249,389
Gross profit	50,901	32,725	168,612	148,372
Operating expenses:
Selling, general and administrative expenses	25,583	14,514	76,319	47,037
Research and development expenses	3,427	4,191	10,567	11,943
Merger, acquisition and integration expenses	4,431	7,388	11,049	7,727
Total operating expenses	33,441	26,093	97,935	66,707
Operating profit	17,460	6,632	70,677	81,665
Other expenses/(income):
Interest expense, net	5,584	725	16,954	824
Loss/(gain) on investment in equity securities	540	(5,611)	4,344	(10,757)
Other expenses, net	296	109	721	554
Income before income taxes	11,040	11,409	48,658	91,044
Provision for/(benefit from) income taxes	2,692	(15,406)	14,096	(872)
Income from continuing operations	8,348	26,815	34,562	91,916
Income/(loss) from discontinued operations, net of tax	1,198	(86)	1,011	(710)
Net income	$9,546	$26,729	$35,573	$91,206
Basic earnings/(loss) per share of common stock:
Income from continuing operations	$0.25	$0.80	$1.03	$2.77
Income/(loss) from discontinued operations, net of tax	$0.03	$(0.00)	$0.03	$(0.02)
Net income	$0.28	$0.80	$1.06	$2.75
Diluted earnings/(loss) per share of common stock:
Income from continuing operations	$0.25	$0.79	$1.02	$2.73
Income/(loss) from discontinued operations, net of tax	$0.03	$(0.00)	$0.03	$(0.02)
Net income	$0.28	$0.79	$1.05	$2.71
Weighted average shares outstanding:
Basic	33,683	33,406	33,658	33,130
Effect of dilutive stock based compensation	225	486	152	573
Diluted	33,908	33,892	33,810	33,703

See accompanying notes to unaudited consolidated financial statements.

CAMBREX CORPORATION AND SUBSIDIARIES

Consolidated Statements of Comprehensive (Loss)/Income

(unaudited – in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Net income	$9,546	$26,729	$35,573	$91,206
Other comprehensive (loss)/income:
Foreign currency translation adjustments	(13,114)	32	(15,460)	(10,504)
Interest rate swap, net of tax of $267, $0, $2,099 and $0 at respective dates	(685)	-	(5,380)	-
Pension plan amortization of net actuarial loss and prior service cost, net of tax of $81, $69, $245 and $246 at respective dates	237	202	717	703
Comprehensive (loss)/income	$(4,016)	$26,963	$15,450	$81,405

See accompanying notes to unaudited consolidated financial statements.

CAMBREX CORPORATION AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity

(unaudited – in thousands, except share data)

	Common Stock
	Shares Issued	Par Value ($.10)	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
Balance at June 30, 2019	34,924,499	$3,492	$186,078	$564,490	$(10,777)	$(66,698)	$676,585
Net income				9,546			9,546
Other comprehensive loss						(13,562)	(13,562)
Exercise of stock options	63,977	7	1,563				1,570
Stock option expense			1,294				1,294
Restricted stock expense			459				459
Performance share benefit			(2)				(2)
Balance at September 30, 2019	34,988,476	$3,499	$189,392	$574,036	$(10,777)	$(80,260)	$675,890

	Common Stock
	Shares Issued	Par Value ($.10)	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
Balance at June 30, 2018	34,477,144	$3,448	$172,480	$510,522	$(10,860)	$(52,263)	$623,327
Net income				26,729			26,729
Other comprehensive income						234	234
Exercise of stock options	336,805	33	8,052				8,085
Stock option expense			994				994
Restricted stock expense			262				262
Performance share benefit			(353)				(353)
Balance at September 30, 2018	34,813,949	$3,481	$181,435	$537,251	$(10,860)	$(52,029)	$659,278

See accompanying notes to unaudited consolidated financial statements.

CAMBREX CORPORATION AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity (Continued)

(unaudited – in thousands, except share data)

	Common Stock
	Shares Issued	Par Value ($.10)	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
Balance at December 31, 2018	34,870,124	$3,487	$182,691	$538,463	$(10,777)	$(60,137)	$653,727
Net income				35,573			35,573
Other comprehensive loss						(20,123)	(20,123)
Exercise of stock options	72,352	7	1,741				1,748
Issuance of performance shares	46,000	5	(5)				-
Stock option expense			3,611				3,611
Restricted stock expense			909				909
Performance share expense			445				445
Balance at September 30, 2019	34,988,476	$3,499	$189,392	$574,036	$(10,777)	$(80,260)	$675,890

	Common Stock
	Shares Issued	Par Value ($.10)	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
Balance at December 31, 2017	34,270,975	$3,427	$165,979	$429,826	$(12,140)	$(42,228)	$544,864
Impact of change in accounting policy	-	-	-	16,219	-	-	16,219
Adjusted balance at January 1, 2018	34,270,975	$3,427	$165,979	$446,045	$(12,140)	$(42,228)	$561,083
Net income				91,206			91,206
Other comprehensive loss						(9,801)	(9,801)
Exercise of stock options	542,974	54	12,630				12,684
Vested restricted stock			(2)		2		-
Vested performance shares			(1,278)		1,278		-
Stock option expense			3,182				3,182
Restricted stock expense			445				445
Performance share expense			479				479
Balance at September 30, 2018	34,813,949	$3,481	$181,435	$537,251	$(10,860)	$(52,029)	$659,278

See accompanying notes to unaudited consolidated financial statements.

CAMBREX CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(unaudited – in thousands)

	Nine Months Ended September 30,
	2019	2018
Cash flows from operating activities:
Net income	$35,573	$91,206
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	43,943	24,203
Non-cash deferred revenue	(8,689)	(1,116)
Increase in inventory reserve	6,931	5,687
Loss/(gain) on investment in equity securities	4,344	(10,757)
Acquisition and integration expenses	3,830	-
Non-cash lease expense	494	-
Unrealized gain on foreign currency contracts	(234)	(1,582)
Stock based compensation	4,965	4,106
Deferred income tax provision	4,025	(14,025)
Other	2,353	(146)
Changes in assets and liabilities:
Trade receivables	70,442	12,144
Contract assets	(65,007)	(58,147)
Inventories	(15,434)	1,747
Prepaid expenses and other current assets	(6,107)	6,446
Accounts payable and other current liabilities	(4,132)	(17,476)
Contract liabilities, current	8,922	471
Other non-current assets and liabilities	(517)	(3,338)
Discontinued operations:
Non-current liabilities	(1,805)	898
Net cash used in discontinued operations	(666)	(557)
Net cash provided by operating activities	83,231	39,764
Cash flows from investing activities:
Capital expenditures	(45,563)	(43,545)
Acquisition of businesses, net of cash acquired	(248,468)	(418,963)
Sale of investment in equity securities	7,780	-
Net cash used in investing activities	(286,251)	(462,508)
Cash flows from financing activities:
Borrowings	230,000	325,000
Repayments	(37,500)	-
Debt issuance costs	(2,836)	-
Principal payments under finance lease obligations	(760)	-
Proceeds from stock options exercised	1,748	12,685
Net cash provided by financing activities	190,652	337,685
Effect of exchange rate changes on cash and cash equivalents	(2,651)	(1,090)
Net decrease in cash and cash equivalents	(15,019)	(86,149)
Cash and cash equivalents at beginning of period	95,852	183,284
Cash and cash equivalents at end of period	$80,833	$97,135

See accompanying notes to unaudited consolidated financial statements.

CAMBREX CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(in thousands, except share data)

(Unaudited)

(1)	Basis of Presentation

Unless otherwise indicated by the context, "Cambrex" or the "Company" means Cambrex Corporation and subsidiaries.

On August 7, 2019, the Company entered into an Agreement and Plan of Merger (“the Merger Agreement”), pursuant to which the Company agreed to be acquired by an affiliate of the global investment firm Permira Funds subject to customary terms and conditions.  Under the Merger Agreement, the Company’s stockholders will be entitled to receive $60.00 per share following the closing of the proposed merger.  The merger, which is expected to close in the fourth quarter of 2019, is subject to regulatory approvals and other customary closing conditions.

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

Measurement of Credit Losses on Financial Instruments

In June 2016, the FASB issued ASU No. 2016-13, which amends the impairment model by requiring entities to use a forward-looking approach based on expected losses rather than incurred losses to estimate credit losses on certain types of financial instruments, including trade receivables. This may result in the earlier recognition of allowances for losses. The ASU is effective for public entities for fiscal years beginning after December 15, 2019, with early adoption permitted. In November 2018, April 2019 and May 2019, the FASB issued ASU No. 2018-19, Codification Improvements to Topic 326, Financial Instruments-Credit Losses, ASU No. 2019-04, Codification Improvements to Topic 326, Financial Instruments-Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments and ASU No. 2019-05, Financial Instruments-Credit Losses (Topic 326): Targeted Transition Relief which provided additional implementation guidance on the previously issued ASU. Management has not yet completed its assessment of the impact of the new standard on the Company’s financial statements. Currently, the Company believes that the most notable impact of this ASU will relate to its processes around the assessment of the adequacy of its allowance for doubtful accounts on trade accounts receivable.

(3)	Revenue

The Company disaggregates its revenue from customers with contracts by revenue streams. The Company’s revenue streams are presented in the following table:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Single-use products	$54,157	$58,454	$199,245	$207,631
Multi-use products	64,541	39,064	188,971	168,339
Service revenue	27,357	6,713	91,255	14,605
Total gross sales	$146,055	$104,231	$479,471	$390,575

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

Single-use products

In most single-use product sales, a quantity is ordered and manufactured according to the customer’s specifications and typically only one performance obligation is included. The Company also manufactures early phase product that can be included in a contract with services.  These services are distinct and separated from the product performance obligations and are shown as a service revenue stream.  The products are manufactured exclusively for a specific customer and have no alternative use.  Generally, under these customer agreements, the Company is entitled to consideration for progress to date that includes an element of profit margin. To the extent an agreement did not include an element of profit margin for progress to date, it would be recognized at a point in time.  Revenues that are recognized over time utilize a measure of progress toward satisfaction of the performance obligations. Generally, the Company measures progress using an input method which compares the cost of cumulative work in process to date to the most current estimates for the entire performance obligation. The raw materials are typically excluded from this measurement due to the high value and inclusion in the early stages of the project that would otherwise overstate progress to date.

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

Service revenue

The service revenue stream represents services provided to a customer to assist with early stages of the drug development and regulatory approval process. The customer owns the drug details and process. The Company works with its customers to develop, validate and document the production process in order to comply with the regulatory approval process. These custom development projects could have one or more performance obligations with no alternative use. The contracts are structured to ensure the Company is paid for in-process work, including a profit margin. Revenues related to this stream are recognized over time by allocating to each performance obligation the best estimate of the standalone selling price of each service. Standalone selling prices are generally based on the prices charged to customers or based on an expected cost-plus margin. The Company measures progress using an input method which compares the cumulative work in process to date to the most current estimates for the entire performance obligation.

Contract balances

The timing of revenue recognition, billings and cash collections results in billed trade receivables, contract assets (unbilled receivables), and contract liabilities (customer advances and deferred revenue). For each reporting period presented, the Company reports contract balances in a net contract asset or liability position on a contract-by-contract basis. Contract assets are recorded when the right to consideration is conditioned on something other than the passage of time.  When an entity’s right to consideration is unconditional, the receivable is recorded within Trade receivables on the balance sheet.  Contract liabilities represent advance payments from customers, and deferred revenue.  Contract assets will convert to trade receivables and current contract liabilities will convert into revenue within a one-year period.

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

The following table details the significant changes in contract assets:

	2019	2018
Balance as of January 1,	$33,490	$51,896
Contract assets acquired	4,243	3,749
Revenue recognized from performance obligations satisfied	214,534	201,210
Transferred to trade receivables	(149,273)	(143,094)
Currency impact	(2,208)	(916)
Balance as of September 30,	$100,786	$112,845

The Company recognized in revenue $8,689 and $1,116, during the nine months ended September 30, 2019 and 2018, respectively, for which the contract liability was recorded in a prior period.

(4)	Merger, Acquisition and Integration

On January 2, 2019, the Company completed the acquisition of 100% of Avista Pharma Solutions (“Avista”), a contract development, manufacturing, and testing organization with sites located in Durham, NC, Longmont, CO, Agawam, MA and Edinburgh, Scotland U.K. The purchase price of $248,146 was funded with a combination of cash on hand and borrowings under the credit facility. See Note 8 for details on the amended and restated credit facility.

CAMBREX CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(in thousands, except share data)

(Unaudited)

The following table summarizes the estimated fair value of the assets acquired and liabilities assumed at the acquisition date. Cambrex is in the process of obtaining third-party valuations of certain tangible and intangible assets; therefore the provisional measurements of property, plant and equipment, intangible assets, goodwill and deferred income taxes are subject to change. Finalization of the working capital adjustment was completed in the third quarter of 2019 and accordingly, $1,200 was recorded as a reduction of goodwill.

January 2, 2019
Cash	$4,125
Trade receivables	6,786
Contract assets	4,243
Inventories	21
Other current assets	1,159
Property, plant and equipment	34,015
Right of use assets	31,497
Goodwill	147,281
Intangible assets (Customer relationships)	73,000
Other non-current assets	532
Total assets acquired	302,659
Operating lease liabilities, current	2,053
Other current liabilities	11,373
Operating lease liabilities, non-current	29,444
Other non-current liabilities	8,718
Total liabilities assumed	$51,588

Merger, acquisition and integration expenses recorded on the Company’s income statement totaled $4,431 and $11,049 for the three and nine months ended September 30, 2019, respectively. The 2019 expense primarily relates to the acquisition of Avista in January 2019 and the pending Merger Agreement, as well as ongoing integration costs. Merger, acquisition and integration expenses were $7,388 and $7,727 for the three and nine months ended September 30, 2018, respectively. The 2018 expense primarily relates to the acquisition of Halo in September 2018 and integration costs.

The consolidated income statement for the nine months ending September 30, 2019 includes revenue from Avista of $52,791, and a net loss of $4,736. These results include integration costs of $1,263, primarily consisting of a one-time charge for severance.

CAMBREX CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(in thousands, except share data)

(Unaudited)

(5)	Net Inventories

Inventories are stated at the lower of cost and net realizable value.  Cost is determined on a first-in, first-out basis.

Net inventories consist of the following:

	September 30, 2019	December 31, 2018
Finished goods	$29,973	$30,904
Work in process	36,956	27,513
Raw materials	37,666	44,705
Supplies	10,122	7,940
Total	$114,717	$111,062

(6)	Goodwill and Intangible Assets

The changes in the carrying amount of goodwill for the nine months ended September 30, 2019 are as follows:

Balance as of December 31, 2018	$261,095
Acquisition of business (see Note 4)	145,821
Translation effect	(777)
Balance as of September 30, 2019	$406,139

As of September 30, 2019, goodwill of $217,744 relates to the DP segment and $156,327 relates to the ESDT segment. The remaining goodwill relates to the DS segment.

Acquired intangible assets, which are amortized, consist of the following:

		As of September 30, 2019
	Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Internal-use software	3 - 7 years	$8,132	$(3,833)	$4,299
Technology-based intangibles	20 years	3,310	(1,572)	1,738
Customer-related intangibles	10 - 15 years	260,416	(18,754)	241,662
		$271,858	$(24,159)	$247,699

		As of December 31, 2018
	Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Internal-use software	3 - 7 years	$7,026	$(2,912)	$4,114
Technology-based intangibles	20 years	3,481	(1,523)	1,958
Customer-related intangibles	10 - 15 years	186,698	(5,565)	181,133
		$197,205	$(10,000)	$187,205

CAMBREX CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(in thousands, except share data)

(Unaudited)

The change in the gross carrying amount in 2019 is mainly due to the recognition of customer-related intangibles of $73,000 from the acquisition of Avista in January 2019, the impact of foreign currency translation and additions to internal-use software.

Amortization expense was $4,808 and $14,264 for the three and nine months ended September 30, 2019, respectively.  Amortization expense for the three and nine months ended September 30, 2019 includes $3,075 and $9,065, respectively, related to the acquisition of Halo and $1,217 and $3,650, respectively, related to the acquisition of Avista.  Amortization expense was $1,134 and $2,157 for the three and nine months ended September 30, 2018, respectively. This includes amortization expense of $627 related to the acquisition of Halo.

Amortization expense related to intangible assets is expected to be approximately $19,074 for 2019, $19,210 for 2020, $19,212 for 2021, $18,648 for 2022, and $17,852 for 2023.
(7)	Income Taxes

Income tax expense from continuing operations for the three and nine months ended September 30, 2019 was $2,692 and $14,096, respectively, compared to an income tax benefit of $15,406 and $872 for the three and nine months ended September 30, 2018, respectively. The effective tax rate for the three and nine months ended September 30, 2019 was 24.4% and 29.0%, respectively.  The 2018 tax benefit was primarily due to New Jersey tax reform enacted during the third quarter of 2018 that resulted in a release of valuation allowance against certain state net operating losses and state net deferred tax assets.  The tax rate for the three and nine months ended September 30, 2019 would have been 24.7% and 25.9%, respectively, excluding the impact of certain effects of share-based compensation, acquisition expenses, loss on investment in equity securities and a change in estimate related to federal tax reform.
(8)	Long-term Debt

On January 2, 2019, the Company amended and restated its Credit Facility by entering into an $800,000 five-year Syndicated Senior Credit Facility (“Credit Facility”), comprising of a $600,000 Revolving Credit Facility and $200,000 Term Loan A. The Company is required to make minimum quarterly principal payments on the Term Loan A of $2,500 through December 2020, $3,750 through December 2022 and $5,000 through December 2023. The remainder of the principal is due on January 2, 2024.  The Company pays interest on the Credit Facility at LIBOR plus 1.25% - 2.00% based upon certain financial measurements.  The Credit Facility also includes financial covenants regarding interest coverage and leverage ratios.  The Company was in compliance with all financial covenants at September 30, 2019 and December 31, 2018.  As of September 30, 2019, there was $492,500 outstanding on the Credit Facility, of which $10,000 was recorded as current in the consolidated balance sheet. As of December 31, 2018, there was $300,000 outstanding on the Credit Facility. For the nine months ended September 30, 2019 and 2018, the weighted average interest rate for long-term bank debt was 4.2% and 3.6%, respectively.
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

None of the foreign currency forward contracts entered into during the nine months ended September 30, 2019 and 2018 were designated for hedge accounting treatment.  The notional amounts of the Company’s outstanding foreign exchange forward contracts were $40,666 and $35,734 at September 30, 2019 and December 31, 2018, respectively.  The Company does not hold or purchase any foreign currency forward contracts for trading or speculative purposes and no contractual term is greater than twelve months.

The fair value of the Company’s foreign exchange forward contracts outstanding was a gain of $234 and a loss of $430 at September 30, 2019 and December 31, 2018, respectively.  Losses are reflected under the caption “Accrued expenses and other current liabilities” and gains are reflected under the caption “Prepaid expenses and other current assets” on the Company’s balance sheet and “Other revenues, net” on the Company’s income statement.

Interest Rate Swap

The Company entered into an interest rate swap in February 2019 to reduce the impact of changes in interest rates on its floating rate debt through February 2023.  The swap is a contract to exchange floating rate for fixed interest payments periodically over the life of the agreement without the exchange of the underlying notional debt amount.

The swap contract outstanding at September 30, 2019 has been designated as a cash flow hedge and, accordingly, changes in the fair value of this derivative are not recorded in earnings but are recorded each period in AOCI and reclassified into earnings as interest expense in the same period during which the hedged transaction affects earnings.  The ineffective portion of the interest rate swap is recognized in earnings and has been immaterial to the Company's financial results.

As of September 30, 2019, the interest rate swap had a notional value of $200,000, at a fixed rate of 2.54%.  The fair value of this swap is based on quoted market prices and was in a loss position of $7,479 at September 30, 2019. The Company did not have an interest rate swap outstanding at December 31, 2018.  Losses are reflected in the Company’s balance sheet under the caption “Accrued expenses and other current liabilities.”

At September 30, 2019, the Company’s interest rate swap fixed 40.6% of the variable interest rate debt.  Holding all other variables constant, if the LIBOR portion of the weighted average interest rate in the variable debt increased by 100 basis points, the effect on the Company would have been higher interest expense of $2,614 for the nine months ended September 30, 2019.

Assuming current market conditions continue, a loss of $1,803 is expected to be reclassed out of AOCI into earnings within the next twelve months.

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

The following table provides the assets and liabilities carried at fair value, measured on a recurring basis:

Fair Value - Level 2	September 30, 2019	December 31, 2018
Interest rate swap, liability	$(7,479)	$-
Foreign currency forwards, assets/(liabilities)	234	(430)
Investment in equity securities, asset	-	13,048
	$(7,245)	$12,618

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

The Company owned a 16.3% equity investment in a European company.  In the third quarter of 2019, the Company sold its shares of this company for $7,780.  The fair value of the Company’s shares, which were recorded as “Prepaid expenses and other current assets” on the balance sheet were $13,048 at December 31, 2018. A loss of $540 and $4,344 for the three and nine months ended September 30, 2019, respectively, and a gain of $5,611 and $10,757 for the three and nine months ended September 30, 2018, respectively, were recorded as “Loss/(gain) on investment in equity securities” on the income statement.  The Company recorded this investment at fair value.

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

As of September 30, 2019, ROU assets related to operating leases were $35,615 and reflected in the Company’s balance sheet under the caption “Right of use assets.” As of September 30, 2019, short-term operating lease liabilities were $3,014 and reflected in the Company’s balance sheet under the caption “Operating lease liabilities, current” and long-term operating lease liabilities were $33,099 and reflected in the Company’s balance sheet under the caption “Operating lease liabilities, non-current.”

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

As of September 30, 2019, ROU assets related to finance leases were $3,309 and reflected in the Company’s balance sheet under the caption “Property, plant and equipment, net.” As of September 30, 2019, short-term finance lease liabilities were $1,136 and reflected in the Company’s balance sheet under the caption “Accrued expenses and other current liabilities” and long-term finance lease liabilities were $803 and reflected in the Company’s balance sheet under the caption “Other non-current liabilities.”

CAMBREX CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(in thousands, except share data)

(Unaudited)

The following tables summarize the lease activity for the three and nine months ended September 30, 2019:

	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
Lease cost:
Operating lease cost	$1,089	$3,466
Finance lease cost
Amortization of ROU assets	71	215
Interest on lease liabilities	31	119
Short-term lease cost	283	849
Total lease cost	$1,474	$4,649

	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
Supplemental cash flow information:
Operating cash flows from operating leases	$(909)	$(2,971)
Operating cash flows from finance leases	(68)	(119)
Financing cash flows from finance leases	(233)	(760)

		September 30, 2019
Supplemental balance sheet information:
Weighted-average remaining lease term - operating leases (yrs)		9.8
Weighted-average remaining lease term - finance leases (yrs)		2.4
Weighted-average discount rate - operating leases		4.2%
Weighted-average discount rate - finance leases		6.3%

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

	Total Undiscounted Cash Flows
	Operating Leases	Finance Leases
2019	$4,139	$1,126
2020	4,654	1,033
2021	4,716	596
2022	4,677	201
2023	4,699	43
2024+	26,138	-
	49,023	2,999

Present values ("PV"):
Lease liabilities, current	3,014	1,136
Lease liabilities, non-current	33,099	803
Total PV of lease liabilities	36,113	1,939
Difference between undiscounted cash flows and discounted cash flows	$12,910	$1,060

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

Notes to Consolidated Financial Statements

(in thousands, except share data)

(Unaudited)

(12)	Accumulated Other Comprehensive (Loss)/Income

The following tables provide the changes in Accumulated other comprehensive (loss)/income (“AOCI”) by component, net of tax for the three and nine months ended September 30, 2019 and 2018:

	Foreign Currency Translation Adjustments	Interest Rate Swap	Pension Plans	Total
Balance as of June 30, 2019	$(30,082)	$(4,695)	$(31,921)	$(66,698)
Other comprehensive loss before reclassifications	(13,114)	(789)	-	(13,903)
Amounts reclassified from accumulated other comprehensive loss	-	104	237	341
Net current-period other comprehensive (loss)/income	(13,114)	(685)	237	(13,562)
Balance as of September 30, 2019	$(43,196)	$(5,380)	$(31,684)	$(80,260)

	Foreign Currency Translation Adjustments	Interest Rate Swap	Pension Plans	Total
Balance as of June 30, 2018	$(22,576)	$-	$(29,687)	$(52,263)
Other comprehensive income before reclassifications	32	-	-	32
Amounts reclassified from accumulated other comprehensive loss	-	-	202	202
Net current-period other comprehensive income	32	-	202	234
Balance as of September 30, 2018	$(22,544)	$-	$(29,485)	$(52,029)

CAMBREX CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(in thousands, except share data)

(Unaudited)

	Foreign Currency Translation Adjustments	Interest Rate Swap	Pension Plans	Total
Balance as of December 31, 2018	$(27,736)	$-	$(32,401)	$(60,137)
Other comprehensive loss before reclassifications	(15,460)	(5,510)	-	(20,970)
Amounts reclassified from accumulated other comprehensive loss	-	130	717	847
Net current-period other comprehensive (loss)/income	(15,460)	(5,380)	717	(20,123)
Balance as of September 30, 2019	$(43,196)	$(5,380)	$(31,684)	$(80,260)

	Foreign Currency Translation Adjustments	Interest Rate Swap	Pension Plans	Total
Balance as of December 31, 2017	$(12,040)	$-	$(30,188)	$(42,228)
Other comprehensive loss before reclassifications	(10,504)	-	-	(10,504)
Amounts reclassified from accumulated other comprehensive loss	-	-	703	703
Net current-period other comprehensive (loss)/income	(10,504)	-	703	(9,801)
Balance as of September 30, 2018	$(22,544)	$-	$(29,485)	$(52,029)

The following table provides the reclassifications from AOCI by component for the three and nine months ended September 30, 2019 and 2018:

Details about AOCI Components	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
Losses on cash flow hedge:
Interest rate swap	$(144)	$(180)
Tax benefit	40	50
Net of tax	(104)	(130)

Pension plan amortization of actuarial losses	(318)	(962)
Tax benefit	81	245
Net of tax	(237)	(717)
Total reclassification for the period, net of tax	$(341)	$(847)

CAMBREX CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(in thousands, except share data)

(Unaudited)

Details about AOCI Components	Three Months Ended September 30, 2018	Nine Months Ended September 30, 2018
Amortization of defined benefit pension items:
Actuarial losses	$(273)	$(953)
Prior service credit	2	4
Total before tax	(271)	(949)
Tax benefit	69	246
Total reclassification for the period, net of tax	$(202)	$(703)

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

The Company recognizes compensation costs for stock options awarded to employees based on their grant-date fair value.  The value of each stock option is estimated on the date of grant using the Black-Scholes option-pricing model.  The weighted-average fair value per share for the stock options granted to employees during the nine months ended September 30, 2019 was $15.72. The weighted-average fair value per share for the stock options granted to employees during the nine months ended September 30, 2018 was $24.54.

For the three months ended September 30, 2019 and 2018, the Company recorded $1,294 and $994, respectively, in “Selling, general and administrative expenses” for stock options. For the nine months ended September 30, 2019 and 2018, the Company recorded $3,611 and $3,182, respectively, in “Selling, general and administrative expenses” for stock options. As of September 30, 2019, the total compensation cost related to unvested stock options not yet recognized was $8,089.  The cost will be amortized on a straight-line basis over the remaining weighted-average vesting period of 2.2 years.

CAMBREX CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(in thousands, except share data)

(Unaudited)

The following table is a summary of the Company’s stock options:

Options	Number of Shares	Weighted Average Exercise Price
Outstanding at December 31, 2018	1,051,623	$41.41
Granted	65,000	39.66
Exercised	(4,000)	16.25
Forfeited or expired	(6,150)	46.02
Outstanding at March 31, 2019	1,106,473	41.37
Granted	65,663	42.42
Exercised	(4,375)	25.79
Forfeited or expired	(8,938)	52.68
Outstanding at June 30, 2019	1,158,823	41.40
Exercised	(63,977)	24.55
Forfeited or expired	(4,815)	47.84
Outstanding at September 30, 2019	1,090,031	42.37
Exercisable at September 30, 2019	378,887	$35.80

The aggregate intrinsic values for all stock options exercised for the three and nine months ended September 30, 2019 were $2,264 and $2,430, respectively. The aggregate intrinsic values for all stock options exercised for the three and nine months ended September 30, 2018 were $12,685 and $18,494, respectively. The aggregate intrinsic values for all stock options outstanding and exercisable as of September 30, 2019 were $18,677 and $8,980, respectively.

CAMBREX CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(in thousands, except share data)

(Unaudited)

The following table is a summary of the Company’s nonvested stock options, restricted stock and performance shares for which the requisite service period has not been rendered but that are expected to vest on the achievement of a performance condition:

	Nonvested
	Stock Options		Restricted Stock		Performance Shares
	Number of Shares	Weighted- Average Grant-Date Fair Value	Number of Shares	Weighted- Average Grant-Date Fair Value	Number of Shares	Weighted- Average Grant-Date Fair Value
Nonvested at December 31, 2018	601,513	$17.83	-	$-	152,000	$46.61
Granted	65,000	15.04	25,000	44.21	5,000	45.64
Vested during period	(7,000)	9.26	-	-	-	-
Forfeited	(5,900)	17.36	-	-	(5,750)	40.65
Nonvested at March 31, 2019	653,613	17.65	25,000	44.21	151,250	46.80
Granted	65,663	16.40	15,729	40.06	-	-
Vested during period	(1,250)	16.32	-	-	-	-
Forfeited	(2,067)	17.50	-	-	(17,250)	40.65
Nonvested at June 30, 2019	715,959	17.54	40,729	42.61	134,000	47.59
Forfeited	(4,815)	18.00	-	-	(15,750)	43.82
Nonvested at September 30, 2019	711,144	$17.54	40,729	$42.61	118,250	$48.10

The Company granted restricted stock units during the nine months ended September 30, 2019 to certain executives which will vest over a two year period. Annually, members of the Cambrex Board of Directors are awarded restricted stock units that vest over six months.  For the three months ended September 30, 2019 and 2018, the Company recorded $459 and $262, respectively, in “Selling, general and administrative expenses” for restricted stock units. For the nine months ended September 30, 2019 and 2018, the Company recorded $909 and $445, respectively, in “Selling, general and administrative expenses” for restricted stock units. As of September 30, 2019, total compensation cost related to nonvested restricted stock not yet recognized was $826.  The cost will be amortized on a straight-line basis over the remaining weighted-average vesting period of 0.8 years.

The Company granted equity-settled performance shares (“PS”) to certain executives.  PS awards provide the recipient the right to receive a certain number of shares of the Company’s common stock in the future, which depends on the Company’s level of achievement of net revenue and EBITDA growth as compared to the net revenue and EBITDA growth of the members of a specified peer group of companies over a three year period.  For the three months ended September 30, 2019 and 2018, the Company recorded a benefit of $2 and $353, respectively, in “Selling, general and administrative expenses” related to performance shares. For the nine months ended September 30, 2019 and 2018, the Company recorded $445 and $479, respectively, in “Selling, general and administrative expenses” related to performance shares. As of September 30, 2019, total compensation cost related to nonvested performance shares not yet recognized was $2,480. The cost will be amortized on a straight-line basis over the remaining weighted-average vesting period of 1.2 years.

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

Domestic Pension Plan

The components of net periodic benefit cost/(credit) for the Company’s domestic pension plan (which was frozen in 2007) for the three and nine months ended September 30, 2019 and 2018 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Components of net periodic benefit cost/(credit)
Interest cost	$543	$511	$1,629	$1,532
Expected return on plan assets	(682)	(792)	(2,047)	(2,376)
Recognized actuarial loss	207	180	622	539
Net periodic benefit cost/(credit)	$68	$(101)	$204	$(305)

International Pension Plan

The components of net periodic benefit cost for the Company’s international pension plan for the three and nine months ended September 30, 2019 and 2018 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Components of net periodic benefit cost
Service cost	$266	$245	$814	$768
Interest cost	160	176	489	552
Recognized actuarial loss	111	93	340	292
Amortization of prior service benefit	-	(1)	-	(3)
Net periodic benefit cost	$537	$513	$1,643	$1,609

(15)	Segment Information

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

The following table summarizes the Company’s financial information by reportable segment:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net revenue by segment
DS	$103,584	$94,062	$344,612	$376,657
DP	22,464	5,154	71,306	5,154
ESDT	22,515	5,402	68,951	15,950
Total reported net revenue	148,563	104,618	484,869	397,761

Operating profit/(loss) by segment
DS	30,756	16,575	101,075	100,881
DP	(3,194)	114	(3,815)	114
ESDT	(2,216)	297	(6,711)	475
Total segment operating profit	25,346	16,986	90,549	101,470
Corporate operating loss	(7,886)	(10,354)	(19,872)	(19,805)
Total reported operating profit	$17,460	$6,632	$70,677	$81,665

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

In matters where the Company is able to reasonably estimate the probable and estimable costs associated with environmental proceedings, the Company accrues for the estimated costs associated with the study and remediation of applicable sites. At September 30, 2019, the reserves were $16,315 of which $15,806 is included in “Other non-current liabilities” on the Company’s balance sheet. At December 31, 2018, these reserves were $17,411, of which $16,599 is included in “Other non-current liabilities” on the Company’s balance sheet. The decrease in the reserves includes payments of $933 and adjustments to reserves of $163. The reserves are adjusted periodically as remediation efforts progress or as additional technical, regulatory or legal information becomes available.  Given the uncertainties regarding the outcome of investigative and study activities, the status of laws, regulations, enforcement, policies, the impact of other PRPs, technology and information related to individual sites, the Company does not believe it is possible to currently develop an estimate of the range of reasonably possible environmental loss in excess of its reserves.

CAMBREX CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(in thousands, except share data)

(Unaudited)

Bayonne

As a result of the sale of a Bayonne, New Jersey facility, the Company became obligated to investigate site conditions and conduct required remediation under the New Jersey Industrial Site Recovery Act.  The Company is completing an investigation and sampling plan at the property pursuant to the New Jersey Department of Environmental Protection’s (“NJDEP”) private oversight program.  The results will be used to develop a proposed remedial action work plan for the site.  Among other things, the remedial plan is anticipated to set forth further details of the proposed cleanup, including the removal and/or encapsulation of certain impacted soils and implementation of engineering controls and deed restrictions.  As of September 30, 2019, the Company’s reserve was $479.

Clifton and Carlstadt

The Company has implemented a sampling and pilot program in Clifton and Carlstadt, New Jersey pursuant to the NJDEP private oversight program.  The results of the sampling and pilot program to date have been used to develop an estimate of the Company's future liability for remediation costs, and the Company continues to move forward with the projects at each site in accordance with the established schedules and work plans.  As of September 30, 2019, the Company’s reserve was $1,705.

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

In September 2018, USEPA issued its Record of Decision (“ROD”) for an interim remedy at Berry’s Creek.  The interim remedy calls for, among other things, dredging and capping of contaminated sediments.  The next step in the process is to design the remedy (“Remedial Design”).  USEPA issued a letter to the Berry’s Creek PRP Group in September 2018 that provided notice of potential liability and a request that the PRP Group agree to perform the Remedial Design.  In September 2019, the PRP Group, including the Company, entered into an administrative settlement agreement with USEPA to perform the Remedial Design.

CAMBREX CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(in thousands, except share data)

(Unaudited)

The estimated costs for the interim remedy may be further developed and the Company’s accrual may change based upon revisions to cost estimates. As of September 30, 2019, the Company’s reserve was $9,500.  At this time it is not known when the costs for the complete remediation plan will be estimable, and as such, no accrual beyond the interim remedy has been recorded. The Company’s share has been preliminarily estimated by the PRP group at 2.4%. While the Company will defend its position that its share should be reduced from the current level, its share could be increased or decreased depending on the outcome of the final allocation process that will take place in future periods.

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

Maybrook Site

A subsidiary of Cambrex is named a PRP of a site in Hamptonburgh, New York by the USEPA in connection with the discharge, under appropriate permits, of wastewater at that site prior to Cambrex's acquisition in 1986.  The PRPs implemented soil remediation which was completed in 2012 pending approval by the USEPA.  The PRPs will continue implementing the ground water remediation at the site.  USEPA completed its 5-year review report in August 2018, and USEPA’s review of the site remedy is on-going.  It is unclear if such review, together with an agreed proposed modification to the USEPA Consent Decree, will result in any additional site work.  In November 2018, under a statewide initiative, the New York State Department of Environmental Conservation (“NYSDEC”) requested that the PRPs perform additional sampling for certain “emerging contaminants.”  NYSDEC approved the PRPs work plan in December 2018, and the sampling was completed with results submitted to the state in June 2019.  As of September 30, 2019, the Company’s reserve was $341, to cover long-term ground water monitoring and related costs.

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

No final remedy for the site has been determined, which will follow further discussions with the NYSDEC.  The Company estimates the range for its share of the liability at the site to be between $2,000 and $7,000.  As of September 30, 2019, the Company’s reserve was $3,357.  At this time, the Company is unable to provide an estimate of the ultimate investigative and remedial costs to the Company for any final remedy selected by the NYSDEC.

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

Separately, by service dated September 9, 2019, the Company received a Complaint, styled Village of Harriman vs. Nepera, Inc., Warner-Lambert Company, Warner-Lambert Company, LLC, and ELT Harriman, LLC, alleging, among other things, that owners/operators of the Nepera Plant are responsible for the release of hazardous substances containing per and poly-fluoroalkyl susbstances (PFAS), which in turn contaminated certain groundwater from which Harriman reportedly draws its water supply.  The Complaint further alleges damages including costs related to water treatment systems, providing alternative water supplies, and sampling, monitoring, and remediating existing impacted water. The Company intends to timely deny the allegations, vigorously defend the litigation, and assert counter and crossclaims, as appropriate. The Company further gave notice and tendered its demand for indemnification under the 2007 Settlement Agreement and Release to ELT Harriman and Vertellus Specialties UK Ltd and Vertellus Specialties Holdings UK Ltd.

Scientific Chemical Processing (“SCP”) Superfund Site

A subsidiary of Cambrex was named a PRP of the SCP Superfund site, located in Carlstadt, New Jersey, along with approximately 130 other PRPs.  The site is a former waste processing facility that accepted various waste for recovery and disposal including processing wastewater from this subsidiary.  The PRPs are in the process of implementing a final remedy at the site.  The SCP Superfund site has also been identified as a PRP in the Berry’s Creek Superfund site (see previous discussion). A final allocation of SCP Site costs (excluding Berry’s Creek costs) was finalized in September 2019.  As a result of the final allocation, the Company recorded a benefit to lower the allocated percentage of the remediation.  As of September 30, 2019, the Company’s reserve was $64.

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

Litigation and Other Matters

Litigation Related to the Acquisition by an affiliate of the Permira Funds

There are three stockholder lawsuits currently pending against the Company and the individual members of the Board of Directors, captioned Stein v. Cambrex Corporation. et al., Thompson v. Cambrex Corp. et al., and Patel v. Cambrex Corp. et al. (collectively, the “Complaints”).  Each of the plaintiffs in the Merger Litigation alleges violations of Sections 14(a) and 20(a) of the Securities Exchange Act of 1934 and Rule 14a-9 promulgated thereunder and seeks various forms of injunctive and declaratory relief, as well as an award of costs and attorneys’ fees.  The Company believes the allegations in the Complaints to be without merit and intends to vigorously defend against them.

CAMBREX CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(in thousands, except share data)

(Unaudited)

(17)	Discontinued Operations

For all periods presented, financial results for discontinued operations relate to environmental investigation and remediation expenses for divested sites. The Company recorded a benefit in the current quarter as a result of the finalization of the allocation percentage for the remediation of a site. Refer to Note 16 to the Company’s consolidated financial statements for further disclosures on the Company’s environmental contingencies.

As of September 30, 2019 and December 31, 2018, liabilities recorded on the Company’s balance sheet related to discontinued operations were $16,315 and $17,411 respectively.  At this time, the Company cannot reasonably estimate the period of time during which the involvement is expected to continue.  Net cash used in discontinued operations for the nine months ended September 30, 2019 and 2018 were $666 and $557, respectively.

The following table is a reconciliation of the pre-tax income/(loss) on discontinued operations to the net income/(loss) on discontinued operations, as presented on the income statement:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Income/(loss) from discontinued operations, pre-tax	$1,678	$(99)	$1,407	$(855)
Income tax (expense)/benefit	(480)	13	(396)	145
Income/(loss) from discontinued operations, net of tax	$1,198	$(86)	$1,011	$(710)

(18)Subsequent Event

On October 23, 2019 the Company held a special meeting of stockholders of Cambrex Corporation to vote on a proposal to adopt the Agreement and Plan of Merger, dated as of August 7, 2019 (the “Merger Agreement”), by and among Catalog Intermediate Inc. (“Parent”), Catalog Merger Sub Inc. (“Merger Sub”) and the Company. The stockholders approved the Merger Agreement.

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

The following summarizes the Company’s performance for the third quarter of 2019:

•	Net revenue increased 42.0% on a reported basis compared to the third quarter of 2018. Net revenue, excluding currency impact, increased 42.5%.
•	Gross margins increased to 34.3% from 31.3% in the third quarter of 2018.
•	Net debt was $411,667 compared to $445,617 at June 30, 2019. The change is primarily due to cash flow generated from operating activities and the cash proceeds from the sale of an equity investment.

Results of Operations

Comparison of Third Quarter 2019 versus Third Quarter 2018

Net revenue in the third quarter of 2019 of $148,563 was $43,945 or 42.0% higher than the third quarter of 2018. Excluding a 0.5% unfavorable impact of foreign exchange compared to the third quarter of 2018, net revenue increased 42.5% primarily due to the acquisitions of Halo and Avista and higher sales of controlled substances partially offset by lower volumes within the DS segment.

The following table reflects net revenue by geographic area for the third quarters of 2019 and 2018:

	Third quarter
	2019	2018
Europe	$49,718	$62,146
North America	87,721	35,903
Asia	5,739	3,394
Other	5,385	3,175
Total net revenue	$148,563	$104,618

Gross margins in the third quarter of 2019 increased to 34.3% from 31.3% in the third quarter of 2018.  Gross profit in the third quarter of 2019 was $50,901 compared to $32,725 in the same period last year.  Margins increased in the DS segment as discussed below.

Drug Substance

Net revenue in the third quarter of 2019 of $103,584 was $9,522 or 10.1% higher than the third quarter of 2018. Excluding a 0.6% unfavorable impact of foreign exchange compared to the third quarter of 2018, net revenue increased 10.7% primarily due to higher sales of controlled substances and generic APIs partially offset by lower volumes of certain branded APIs, primarily our largest product. Excluding the Company’s largest product, revenues in this segment increased 29.1%.

Gross margins in the third quarter of 2019 increased to 42.1% from 31.4% in the third quarter of 2018.  Gross profit in the third quarter of 2019 was $43,584 compared to $29,574 in the same period last year.  The increase in margins was primarily driven by higher production volumes and favorable product mix.

Selling, general and administrative (“SG&A”) expenses of $9,857 in the third quarter of 2019 were relatively flat compared to the third quarter of 2018.  SG&A, as a percentage of DS net revenue, was 9.5% in the third quarter of 2019 compared to 10.1% in the third quarter of 2018.

Research and development (“R&D”) expenses of $2,970 were 2.9% of DS net revenue in the third quarter of 2019, compared to $3,459 or 3.7% in the third quarter of 2018.  The decrease was primarily driven by higher absorption of R&D expenses into inventory and cost of goods sold.

Operating profit in the third quarter of 2019 was $30,756 compared to $16,575 in the third quarter of 2018.  The increase in operating profit was due to higher gross profit as described above.

Drug Product

Halo was purchased in September 2018 and comprises all of the DP segment.

Net revenue in the third quarter of 2019 was $22,464.

Gross margins in the third quarter of 2019 were 12.5%. Gross profit in the third quarter of 2019 was $2,805.

SG&A expenses were $5,972 in the third quarter of 2019 which includes amortization of purchased intangibles of $3,075. SG&A, as a percentage of DP net revenue, was 26.6%. R&D expenses were negligible.

DP had an operating loss in the third quarter of 2019 of $3,194.

Early Stage Development & Testing

The ESDT segment consists of Avista, which was purchased on January 2, 2019 and Cambrex’s High Point facility.

Net revenue in the third quarter of 2019 was $22,515 compared to $5,402 in the third quarter of 2018. The increase is attributable to the acquisition of Avista.

Gross margins in the third quarter of 2019 were 20.0% compared to 27.7% in the third quarter of 2018. Gross profit in the third quarter of 2019 was $4,512 compared to $1,499 in the same period last year.

SG&A expenses were $6,396 in the third quarter of 2019 which includes amortization of purchased intangibles of $1,389. SG&A, as a percentage of ESDT net revenue, was 28.4%. R&D expenses were $317 in the third quarter of 2019.

ESDT had an operating loss in the third quarter of 2019 of $2,216. Operating profit for the third quarter of 2018 was $297.

Corporate

The Company’s Corporate headquarters provides management and administrative services to support the Company, and consists of certain aspects of the Company’s executive management, corporate relations, legal, compliance, human resources, information technology and finance departments. The Company allocates certain corporate expenses to each of its segments. SG&A expenses of $3,358 in the third quarter of 2019 increased compared to $2,632 in the third quarter of 2018.  The increase was primarily due to higher personnel related expenses. R&D expenses of $113 in the third quarter of 2019 decreased compared to $729 in the same quarter last year. The decrease is due to a reduction of activities for the development of generic drug products.

All merger, acquisition and integration costs related to the Halo and Avista acquisitions and pending merger have been expensed and totaled $4,431 and $7,388 for the three months ended September 30, 2019 and 2018, respectively. Corporate’s results include $4,415 and $6,993 for the three months ended September 30 2019 and 2018, respectively. These costs have been recorded to “Merger, acquisition and integration expenses” on the Company’s income statement.

The Company recorded a loss of $540 and a gain of $5,611 for the three months ended September 30, 2019 and 2018, respectively, related to its 16.3% investment in a European company as “Loss/(gain) on investment in equity securities” on the Company’s income statement.  The Company sold its stake in the company during the third quarter of 2019 for $7,780 resulting in a loss of $540 in the current quarter.

Net interest expense was $5,584 in the third quarter of 2019 compared to $725 in the third quarter of 2018. The increase is due to interest expense on borrowings to fund the Halo and Avista acquisitions. There was $492,500 and $325,000 outstanding on the Credit Facility at September 30, 2019 and 2018, respectively. The average interest rate on debt was 4.1% and 3.6% in the third quarters of 2019 and 2018, respectively.

Income tax provision from continuing operations for the three months ended September 30, 2019 and 2018 was expense of $2,692 and a benefit of $15,406, respectively. The effective tax rate for the three months ended September 30, 2019 was 24.4%. The 2018 tax benefit was primarily due to New Jersey tax reform enacted during the third quarter of 2018 that resulted in a release of valuation allowance against certain state net operating losses and state net deferred tax assets. The tax rate for the three months ended September 30, 2019 would have been 24.7% excluding the impact of certain effects of share-based compensation, acquisition expenses, loss on investment in equity securities, and a change in estimate related to federal tax reform.

Income from continuing operations in the third quarter of 2019 was $8,348, or $0.25 per diluted share, versus $26,815, or $0.79 per diluted share, in the same period a year ago.

Comparison of First Nine Months of 2019 versus First Nine Months of 2018

Net revenue in the first nine months of 2019 of $484,869 was $87,108 or 21.9% higher than the first nine months of 2018. Excluding a 2.3% unfavorable impact of foreign exchange compared to the first nine months of 2018, net revenue increased 24.2% primarily due to the acquisitions of Halo and Avista, and higher sales of controlled substances and generic APIs.

The following table reflects net revenue by geographic area for the first nine months of 2019 and 2018:

	First nine months
	2019	2018
Europe	$190,379	$247,105
North America	261,027	127,341
Asia	17,229	11,246
Other	16,234	12,069
Total net revenue	$484,869	$397,761

Gross margins in the first nine months of 2019 decreased to 34.8% from 37.3% in the first nine months of 2018.  Gross profit in the first nine months of 2019 was $168,612 compared to $148,372 in the same period last year.

Drug Substance

Net revenue in the first nine months of 2019 of $344,612 was $32,045 or 8.5% lower than the first nine months of 2018. Excluding a 2.5% unfavorable impact of foreign exchange compared to the first nine months of 2018, net revenue decreased 6.0% primarily due to lower volumes of certain branded APIs, primarily our largest product, partially offset by higher sales of controlled substances and generic APIs. Excluding the Company’s largest product, revenues in this segment increased 12.0%.

Gross margins in the first nine months of 2019 increased to 40.4% from 37.8% in the first nine months of 2018.  Gross profit in the first nine months of 2019 was $139,173 compared to $142,540 in the same period last year. The increase in margins was primarily driven by favorable product mix and higher pricing.

Selling, general and administrative (“SG&A”) expenses of $29,157 in the first nine months of 2019 decreased compared to $31,531 in the first nine months of 2018.  The decrease was mainly due to lower consulting costs associated with a 2018 operational excellence initiative (approximately $1,200) and the impact of foreign currency (approximately $1,400). SG&A, as a percentage of DS net revenue, was 8.5% in the first nine months of 2019 and 8.4% in the same period a year ago.

Research and development (“R&D”) expenses of $8,941 were 2.6% of DS net revenue in the first nine months of 2019, compared to $10,128 or 2.7% in the first nine months of 2018.  The decrease was primarily driven by higher absorption of R&D expenses into inventory and cost of goods sold and the impact of foreign currency.

Operating profit in the first nine months of 2019 was $101,075 compared to $100,881 in the first nine months of 2018.  The increase in operating profit was due to lower operating expenses partially offset by lower gross profit as described above.

Drug Product

Halo was purchased in September 2018 and comprises all of the DP segment.

Net revenue in the first nine months of 2019 was $71,306.

Gross margins in the first nine months of 2019 were 19.9%. Gross profit in the first nine months of 2019 was $14,193.

SG&A expenses were $17,896 in the first nine months of 2019 which includes amortization of purchased intangibles of $9,065. SG&A, as a percentage of DP net revenue, was 25.1%. R&D expenses were negligible.

DP had an operating loss in the first nine months of 2019 of $3,815.

Early Stage Development & Testing

The ESDT segment consists of Avista, which was purchased on January 2, 2019 and Cambrex’s High Point facility.

Net revenue in the first nine months of 2019 was $68,951 compared to $15,950 in the first nine months of 2018. The increase is primarily attributable to the acquisition of Avista.

Gross margins in the first nine months of 2019 were 22.1% compared to 26.2% in the first nine months of 2018. Gross profit in the first nine months of 2019 was $15,246 compared to $4,180 in the same period last year.

SG&A expenses were $19,693 in the first nine months of 2019 which includes amortization of purchased intangibles of $4,167. SG&A, as a percentage of ESDT net revenue, was 28.6%. R&D expenses were $1,001 in the first nine months of 2019.

ESDT had an operating loss in the first nine months of 2019 of $6,711 which includes integration expenses of $1,263. Operating profit for the first nine months of 2018 was $475.

Corporate

The Company’s Corporate headquarters provides management and administrative services to support the Company, and consists of certain aspects of the Company’s executive management, corporate relations, legal, compliance, human resources, information technology and finance departments. The Company allocates certain corporate expenses to each of its segments. SG&A expenses of $9,573 in the first nine months of 2019 decreased compared to $10,660 in the first nine months of 2018.  The decrease was primarily due to lower due diligence costs (approximately $900). R&D expenses of $535 in the first nine months of 2019 decreased compared to $1,812 in the same quarter last year. The decrease is due to a reduction of activities for the development of generic drug products.

All merger, acquisition and integration costs related to the Halo and Avista acquisitions and pending merger have been expensed and totaled $11,049 and $7,727 for the nine months ended September 30, 2019 and 2018, respectively. Of this amount, $9,764 and $7,333 are reflected in Corporate’s 2019 and 2018 results, respectively, and $1,263 is reflected in the ESDT segment’s 2019 results. These costs have been recorded to “Merger, acquisition and integration expenses” on the Company’s income statement.

The Company recorded a loss of $4,344 and a gain of $10,757 for the nine months ended September 30, 2019 and 2018, respectively, related to its 16.3% investment in a European company, as “Loss/(gain) on investment in equity securities” on the Company’s income statement.  The Company sold its stake in the company during the third quarter of 2019 for $7,780 resulting in a loss of $540 during the current quarter.

Net interest expense was $16,954 in the first nine months of 2019 compared to $824 in the first nine months of 2018. The increase is due to interest expense on borrowings to fund the Halo and Avista acquisitions. There was $492,500 and $325,000 outstanding on the Credit Facility at September 30, 2019 and 2018, respectively. The average interest rate on debt was 4.2% and 3.6% for the first nine months of 2019 and 2018, respectively.

Income tax provision from continuing operations for the nine months ended September 30, 2019 and 2018 was expense of $14,096 and a benefit of $872, respectively. The effective tax rate for the nine months ended September 30, 2019 was 29.0%. The 2018 tax benefit was primarily due to New Jersey tax reform enacted during the third quarter of 2018 that resulted in a release of valuation allowance against certain state net operating losses and state net deferred tax assets. The tax rate for the nine months ended September 30, 2019 would have been 25.9% excluding the favorable impact of certain effects of share-based compensation, acquisition expenses, loss on investment in equity securities, and a change in estimate related to federal tax reform.

Income from continuing operations in the first nine months of 2019 was $34,562, or $1.02 per diluted share, versus $91,916, or $2.73 per diluted share, in the same period a year ago.

Liquidity and Capital Resources

During the first nine months of 2019, cash provided by operations was $83,231 versus $39,764 in the same period a year ago.  This increase was primarily due to the timing of accounts receivable collections and advance payments from customers partially offset by higher inventory production. Contract assets represent unbilled revenue recognized.

Cash flows used in investing activities in the first nine months of 2019 were $286,251 versus $462,508 in the same period a year ago. The 2019 cash flows include the acquisition of Avista for $248,146, a residual payment for the Halo acquisition for $322, capital expenditures of $45,563 and the sale of an equity investment of $7,780. The 2018 cash flows include the acquisition of Halo for $418,963 and capital expenditures of $43,545.  Capital expenditures in the first nine months of 2019 and 2018 primarily expanded the Company’s manufacturing capacity to support expected growth.

Cash flows provided by financing activities in the first nine months of 2019 were $190,652 compared to $337,685 in the same period a year ago.  The 2019 cash flows include borrowings of $230,000 to fund the Avista acquisition partially offset by the pay down of debt of $37,500. The 2018 cash flows include borrowings of $325,000 to fund the acquisition of Halo.

The Company expects to spend approximately $60,000 to $70,000 on capital expenditures during 2019, excluding acquisitions.

On January 2, 2019, the Company amended and restated its Credit Facility by entering into an $800,000 five-year Syndicated Senior Credit Facility (“Credit Facility”), comprising of a $600,000 Revolving Credit Facility and $200,000 Term Loan A. The Company is required to make minimum quarterly principal payments on the Term Loan A of $2,500 through December 2020, $3,750 through December 2022 and $5,000 through December 2023. The remainder of the principal is due on January 2, 2024.  The Company pays interest on this Credit Facility at LIBOR plus 1.25% - 2.00% based upon certain financial measurements. The Credit Facility also includes financial covenants regarding interest coverage and leverage ratios. The Company was in compliance with all financial covenants at September 30, 2019 and December 31, 2018.

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

See the “Risk Factors” section of this Form 10-Q for the period ended September 30, 2019 and the Company’s Annual Report on Form 10-K for the period ended December 31, 2018 for further explanation of factors that may negatively impact the Company’s cash flows.

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

Measurement of Credit Losses on Financial Instruments

In June 2016, the FASB issued ASU No. 2016-13, which amends the impairment model by requiring entities to use a forward-looking approach based on expected losses rather than incurred losses to estimate credit losses on certain types of financial instruments, including trade receivables. This may result in the earlier recognition of allowances for losses. The ASU is effective for public entities for fiscal years beginning after December 15, 2019, with early adoption permitted. In November 2018, April 2019 and May 2019, the FASB issued ASU No. 2018-19, Codification Improvements to Topic 326, Financial Instruments-Credit Losses, ASU No. 2019-04, Codification Improvements to Topic 326, Financial Instruments-Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments and ASU No. 2019-05, Financial Instruments-Credit Losses (Topic 326): Targeted Transition Relief which provided additional implementation guidance on the previously issued ASU. Management has not yet completed its assessment of the impact of the new standard on the Company’s financial statements. Currently, the Company believes that the most notable impact of this ASU will relate to its processes around the assessment of the adequacy of its allowance for doubtful accounts on trade accounts receivable.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

There has been no significant change in the Company’s exposure to market risk during the first nine months of 2019.  For a discussion of the Company’s exposure to market risk, refer to Part II, Item 7A, “Quantitative and Qualitative Disclosures about Market Risk,” contained in the Company’s Annual Report on Form 10-K for the period ended December 31, 2018.

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

There have been no material changes to the Company’s risk factors and uncertainties during the first nine months of 2019 except as set forth below. Refer to Part I, Item 1A, “Risk Factors,” contained in the Company’s Annual Report on Form 10-K for the period ended December 31, 2018.

We may not complete the merger with an affiliate of the Permira funds within the time frame we anticipate or at all, which could have an adverse effect on our business, financial results, and/or operations.

On  August 7, 2019, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Catalog Intermediate Inc., a Delaware corporation (“Parent”), and Catalog Merger Sub Inc., a Delaware corporation and a wholly owned subsidiary of Parent (“Merger Sub”), pursuant to which, subject to the satisfaction or waiver of the conditions therein, Merger Sub will merge with and into the Company (the “Merger”), with the Company surviving as a wholly owned subsidiary of Parent (the “Merger”).  Parent and Merger Sub are controlled by investment funds advised by Permira Advisers LLC (“Permira”).  Completion of the Merger is subject to certain closing conditions, including receipt of certain required regulatory approvals.  Each party’s obligation to consummate the Merger is also subject to the accuracy of the representations and warranties of the other party (subject to certain qualifications and exceptions) and the performance in all material respects of the other party’s covenants under the Merger Agreement.  In addition, the Merger Agreement may be terminated under certain specific circumstances. As a result, we cannot assure you that the Merger will be completed within the expected time frame or will be completed at all.

Further, as described in Note 16, “Contingencies,” to the accompanying financial statements, there are three stockholder lawsuits relating to the Merger currently pending against us and the individual members of our board of directors. Each of the plaintiffs in such lawsuits alleges violations of Sections 14(a) and 20(a) of the Securities Exchange Act of 1934 and Rule 14a-9 promulgated thereunder and seeks various forms of injunctive and declaratory relief, as well as an award of costs and attorneys’ fees. The outcome of these lawsuits or any other lawsuit that may be filed challenging the Merger is uncertain. If this lawsuit or any future lawsuit is successful in obtaining an order enjoining consummation of the Merger, then such order may prevent the Merger from being consummated, or from being consummated within the expected time frame, and could result in substantial costs to us including, but not limited to, costs associated with the indemnification of directors and officers.

If the Merger is not completed within the expected time frame or at all, we may be subject to a number of material risks.  Our stock price may decline to the extent that current market prices reflect a market assumption that the Merger will be completed.  We could be required to pay a termination fee if the Merger Agreement is terminated under specific circumstances set forth in the Merger Agreement.  In addition, the failure to complete the Merger may result in negative publicity and negatively affect our relationship with our stockholders, employees, and customers.

The pendency of the Merger could materially adversely affect our operations and the future of our business or result in a loss of employees.

In connection with the pending Merger, it is possible that some customers, suppliers and other persons with whom we have a business relationship may delay or defer certain business decisions or might decide to seek to terminate, change or renegotiate their relationship with us as a result of the Merger, which could negatively impact our revenues, earnings and cash flows, regardless of whether the Merger is completed. Similarly, current and prospective employees may experience uncertainty about their future roles with us following completion of the Merger, which may materially adversely affect our ability to attract and retain key employees. In addition, the attention of management and employees may be diverted from ongoing business operations as they focus on matters relating to the Merger. The Merger Agreement also subjects us to restrictions on our business activities, and we must generally operate our business in the ordinary course, subject to specific limitations, which may delay or prevent us from undertaking business opportunities that may arise before the completion of the Merger and that, absent the Merger Agreement, we might have pursued.

As a result of the contemplated Merger, our common stock has been trading, and may continue to trade, within a narrow price range, which could limit possible returns on any new investment in our common stock.

Beginning with the first trading date following the announcement of the Merger Agreement and the contemplated Merger, August 7, 2019, and continuing through the date hereof, our common stock has traded within a narrow price range: from a low closing price of $59.14 to a high closing price of $60.15. This constricted trading range surrounding the merger consideration of $60.00 per share is typical with respect to proposed transactions such as the Merger, where the trading market may perceive that the likelihood of legal or regulatory impediments to the transaction is low. Such a narrow trading range would very likely limit the returns, if any, on any investment in our common stock until the closing or abandonment of the Merger.

Item 6.	Exhibits

Exhibit 31.1*	Section 302 Certification Statement of the Chief Executive Officer.

Exhibit 31.2*	Section 302 Certification Statement of the Chief Financial Officer.

Exhibit 32.1**	Section 906 Certification Statements of the Chief Executive Officer and Chief Financial Officer.

Exhibit 101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

Exhibit 101.SCH*	Inline XBRL Taxonomy Extension Schema Document

Exhibit 101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

Exhibit 101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

Exhibit 101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

Exhibit 101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

Exhibit 104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith
**	Furnished herewith

Filed herewith as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets as of September 30, 2019 and December 31, 2018, (ii) Consolidated Income Statements for the three and nine months ended September 30, 2019 and 2018, (iii) Consolidated Statements of Comprehensive (Loss)/Income for the three and nine months ended September 30, 2019 and 2018, (iv) Consolidated Statements of Stockholders’ Equity for the three and nine months ended September 30, 2019 and 2018, (v) Consolidated Statements of Cash Flows for the nine months ended September 30, 2019 and 2018, and (vi) Notes to Consolidated Financial Statements.

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

Dated:  October 31, 2019